Form 10-Q
period 1996-03-31
AVIVA PETROLEUM INC /TX/
filed 1996-05-09
CIK 910659

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


[ X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          MARCH 31, 1996
                              -----------------------------------

                                      OR


[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                              --------------------   ---------------------

                        Commission File Number  0-22258


                             AVIVA PETROLEUM INC.
            (Exact name of registrant as specified in its charter)

Texas                                                           75-1432205
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                                  Identification
                                                                Number)

8235 Douglas Avenue,                                            75225
Suite 400, Dallas, Texas                                        (Zip Code)
(Address of principal executive offices)

                                (214) 691-3464
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                          Yes   X     No
                                                              -------    -------

Number of shares of Common Stock, no par value, outstanding at March 31, 1996, was 31,482,716 of which 12,136,200 shares of Common Stock were represented by Depositary Shares. Each Depositary Share represents five shares of Common Stock held by a Depositary.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheet
                    (in thousands, except number of shares)
                                  (unaudited)

                                          March 31,      December 31,
                                           1996             1995
                                         ----------      ------------
ASSETS

Current assets:
     Cash and cash equivalents            $ 4,667          $ 4,200
     Accounts receivable                    2,977            2,756
     Inventories                              831              809
     Prepaid expenses and other               436              667
                                          -------          -------
       Total current assets                 8,911            8,432
                                          -------          -------

Property and equipment, at cost (note 2):
     Oil and gas properties and
      equipment (full cost method)         82,211           80,544
     Other                                    611              626
                                          -------          -------
                                           82,822           81,170

       Less accumulated depreciation,
        depletion and amortization        (47,395)         (45,663)
                                          -------          -------
                                           35,427           35,507
Other assets                                1,615            1,521
                                          -------          -------
                                          $45,953          $45,460
                                          =======          =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long term debt
      (note 3)                            $ 2,957          $ 2,397
     Accounts payable                       3,283            2,783
     Accrued liabilities                      813              217
                                          -------          -------
       Total current liabilities            7,053            5,397
                                          -------          -------

Long term debt, excluding current
 portion (note 3)                          10,070           10,670
Gas balancing obligations and other         1,763            1,729
Deferred foreign income taxes                 351              497
Stockholders' equity (note 4):
     Common stock, no par value,
      authorized 348,500,000 shares;
      issued 31,482,716 shares              1,574            1,574
     Additional paid-in capital            33,376           33,376
     Accumulated deficit*                  (8,234)          (7,783)
                                          -------          -------
       Total stockholders' equity          26,716           27,167

Commitments and contingencies (note 6)
                                          -------          -------
                                          $45,953          $45,460
                                          =======          =======

*Accumulated deficit of $70,057 was eliminated at December 31, 1992 in connection with a quasi-reorganization.

See accompanying notes to condensed consolidated financial statements.

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
                Condensed Consolidated Statement of Operations
                     (in thousands, except per share data)
                                  (unaudited)


                                                 Three Months Ended
                                                      March 31,

                                                     1996     1995
                                                   -------- -------
Oil and gas sales                                  $ 3,533  $ 2,370
                                                   -------  -------

Expense:
     Production                                      1,230    1,232
     Depreciation, depletion and amortization        1,784    1,078
     General and administrative                        528      611
     Severance (note 5)                                172        -
                                                   -------  -------
       Total expense                                 3,714    2,921
                                                   -------  -------

Other income (expense):
     Interest and other income (expense), net           72       29
     Interest expense                                 (204)     (89)
     Debt refinancing expense (note 3)                (100)       -
                                                   -------  -------
       Total other income (expense)                   (232)     (60)
                                                   -------  -------

Loss before income taxes                              (413)    (611)

Income taxes (benefits)                                 38      (37)
                                                   -------  -------

       Net loss                                    $  (451) $  (574)
                                                   =======  =======

Weighted average common shares outstanding          31,483   31,483
                                                   =======  =======

Net loss per common share                          $ (0.01) $ (0.02)
                                                   =======  =======


See accompanying notes to condensed consolidated financial statements.

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
                Condensed Consolidated Statement of Cash Flows
                                (in thousands)
                                  (unaudited)

                                                               Three Months Ended
                                                                    March 31,

                                                               1996          1995
                                                             --------      --------
Net loss                                                      $ (451)      $ (574)
Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Depreciation, depletion and amortization                  1,784        1,078
     Deferred foreign income taxes                              (146)        (147)
     Changes in working capital and other                      1,021         (505)
                                                              ------       ------
       Net cash provided by (used in) operating activities     2,208         (148)
                                                              ------       ------

Cash flows from investing activities:
     Property and equipment expenditures                      (1,669)      (2,345)
                                                              ------       ------

       Net cash used in investing activities                  (1,669)      (2,345)
                                                              ------       ------

Cash flows from financing activities:
     Proceeds from long term debt                                  -        1,800
     Principal payments on long term debt                        (40)         (13)
                                                              ------       ------

       Net cash provided by (used in) financing activities       (40)       1,787
                                                              ------       ------

Effect of exchange rate changes on cash and
     cash equivalents                                            (32)         (37)
                                                              ------       ------

Net increase (decrease) in cash and cash equivalents             467         (743)
Cash and cash equivalents at beginning of the period           4,200        1,982
                                                              ------       ------

Cash and cash equivalents at end of the period                $4,667       $1,239
                                                              ======       ======


See accompanying notes to condensed consolidated financial statements.

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
           Condensed Consolidated Statement of Stockholders' Equity
                    (in thousands, except number of shares)
                                  (unaudited)



                                        Common Stock
                                    ---------------------  Additional                   Total
                                     Number                  Paid-in   Accumulated  Stockholders'
                                    of Shares      Amount    Capital      Deficit      Equity
                                    ----------     ------    -------   -----------  -------------
Balances at December 31, 1995       31,482,716     $1,574    $33,376     $(7,783)      $27,167
Net loss                                     -          -          -        (451)         (451)
                                    ----------     ------    -------     -------       -------

Balances at March 31, 1996          31,482,716     $1,574    $33,376     $(8,234)      $26,716
                                    ==========     ======    =======     =======       =======

See accompanying notes to condensed consolidated financial statements.

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                                  (unaudited)


1.  General

The condensed consolidated financial statements of Aviva Petroleum Inc. and subsidiaries (the "Company") included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the Company's prior audited yearly financial statements and the notes thereto, included in the Company's latest annual report on Form 10-K.

In the opinion of the Company, all adjustments, consisting of normal recurring accruals, necessary to present fairly the information in the accompanying financial statements have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

2.  Property and Equipment

Internal general and administrative costs directly associated with oil and gas property acquisition, exploration and development activities have been capitalized in accordance with the accounting policies of the Company. Such costs totaled $30,000 for the three months ended March 31, 1996 and $40,000 for the three months ended March 31, 1995.

Unevaluated oil and gas properties totaling $1,956,000 and $3,012,000 at March 31, 1996 and December 31, 1995, respectively, have been excluded from costs subject to depletion. The Company capitalized interest costs of $76,000 and $77,000 for the three-month periods ended March 31, 1996 and 1995, respectively, on these properties.

3.  Long Term Debt

On August 6, 1993, the Company entered into a credit agreement with Internationale Nederlanden (U.S.) Capital Corporation ("ING Capital"), secured by a mortgage on substantially all U.S. oil and gas assets, a pledge of Colombian assets and the stock of three subsidiaries, pursuant to which ING Capital agreed to loan to the Company up to $25 million, subject to an annually redetermined borrowing base which is predicated on the Company's U.S. and Colombian reserves. Pursuant to the borrowing base existing prior to certain modifications discussed below, $13,000,000 was outstanding under the loan at March 31, 1996, of which $2,930,000 was classified as current. The outstanding loan balance bears interest at the ING Capital prime rate (8.25% at March 31, 1996) plus 1% or, at the option of the Company, a fixed rate, based on the London Interbank Offered Rate, for a portion or portions of the outstanding debt from time to time. Commitment fees of .5% on the unused credit were payable quarterly until December 31, 1995, at which time the credit facility converted from a revolving credit facility to a term loan. The terms of the loan, among other things, prohibit the Company from merging with another company or paying dividends, limit additional indebtedness, general and administrative expense, sales of assets and investments and require the maintenance of certain minimum financial ratios. The agreement also requires the Company to maintain a minimum consolidated tangible net worth of $22,000,000.

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                            (unaudited) (continued)


In March 1996, the Company entered into an agreement with ING Capital pursuant to which the borrowing base was reduced to $11,750,000, the outstanding loan balance was paid down to $11,750,000 from $13,000,000 on April 1, 1996, and the repayment schedule was extended by six months. The latter, as rescheduled, requires monthly payments of $120,000 for the remainder of 1996, $200,000 for the first six months of 1997, $526,000 for the last six months of 1997, and $526,167 for each month in 1998. In consideration for this refinancing, the Company paid a fee of $100,000 to ING Capital.

4.  Stockholders' Equity

The following is a summary of the activities under the Company's stock option plans since December 31, 1995:

                                                       Number of
                                                     Shares Covered
                                                       by Options              Price
                                                    ---------------      ------------------
Outstanding at December 31, 1995                        716,000          $0.78-(Pounds)6.00
Granted pursuant to the 1995 Stock Option Plan           20,000                       $0.74
                                                    ---------------      ------------------
Outstanding at March 31, 1996                           736,000          $0.74-(Pounds)6.00
                                                    ===============      ==================

As of March 31, 1996, approximately 467,000 shares were represented by options which were exercisable under the plans.

5.  Severance Expense

The Board of Directors has charged a committee of the Board with the task of reviewing the Company's general and administrative expenses and making recommendations as to the reduction of such expenses. On March 18, 1996, the Board, acting on one of such committee's recommendations, determined to terminate the employment of the Executive Vice President and Chief Operating Officer of the Company (the "Officer") effective on June 1, 1996. In connection with the severance arrangements between the Company and the Officer, the Company accrued $172,000 as of March 31, 1996.

6.  Commitments and Contingencies

The Company anticipates that it will drill one development well in the U.S. at Main Pass Block 41 during 1996. This well will also test two low risk exploratory targets below the lowest productive sands. As of March 31, 1996, future costs are estimated at approximately $1.5 million, net to the Company's interest, for the drilling of this well.

The Company, along with its co-owner (referred to collectively as the "Co-owners"), is also engaged in an ongoing development and exploration program on concessions in Colombia.

The contract obligations of the Santana concession have been met. The Co-owners, however, currently anticipate drilling certain development wells on the Santana concession in addition to completing certain production facilities. As of March 31, 1996, future development costs are estimated at approximately $4.3 million, net to the Company's interest, for these expenditures.

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                            (unaudited) (continued)


The Co-owners drilled an exploratory well, the Palmera #1, on the Santana concession during the first quarter of 1996 which was non-productive and which will be plugged and abandoned. The Co-owners currently plan to perform a 3D seismic program on the Santana concession during the last half of 1996. Additionally, 2D seismic programs are anticipated for the Fragua and Yuruyaco concessions during 1996. As of March 31, 1996, these future exploratory expenditures aggregated approximately $.9 million.

The Co-owners have completed their seismic obligations for the first two years of the La Fragua concession. The deadline for the acquisition of seismic data in the third year was March 31, 1996. Due to delays in obtaining the requisite environmental approvals, the Co-owners have requested an extension of the deadline from Ecopetrol. The Co-owners expect that Ecopetrol will grant the request for extension. Failure to receive the extension would result in the Co-owner's forfeiture of the concession, but in all prior situations of this nature, Ecopetrol has granted requested extensions.

Assuming the receipt of the above mentioned extension, the Co-owners intend to acquire the additional seismic data and, based on such data, then to determine whether to proceed into the fourth contract year. If the Co-owners decide to proceed into the fourth year, the drilling of a test well would be required. The Co-owners have the option of dropping the concession in lieu of drilling the test well. Unevaluated costs at March 31, 1996 include approximately $1.2 million relating to the La Fragua concession.

Failure to fund certain of these capital expenditures could, under either the concession agreements or joint operating agreements with the Company's co-owner, or both, result in the forfeiture of all or part of the Company's interest in these Colombian concessions.

The aggregate remaining estimated exploratory and development expenditures for 1996 and 1997 were $6.7 million at March 31, 1996. Any substantial increases in the amounts of the above referenced expenditures could adversely affect the Company's ability to meet these obligations.

The Company plans to fund these obligations using cash provided from operations and working capital ($1.9 million at March 31, 1996). Risks that could adversely affect funding of the Company's obligations include, among others, a decrease in the Company's borrowing base, delays in obtaining the required environmental approvals and permits, cost overruns, failure to produce the reserves as projected or a decline in the sales price of oil. Depending on the results of the exploration and development activities, substantial expenditures which have not been included in the Company's cash flow projections may be required. Although the ultimate outcome of these matters cannot be projected with certainty, management believes that its existing capital resources are adequate to fund its present obligations or that sufficient capital can be obtained by means of sales of assets.

Under the terms of the contracts with Ecopetrol, 25% of all revenues from oil sold to Ecopetrol is paid in Colombian pesos which may only be utilized in Colombia. To date, the Company has experienced no difficulty in repatriating the remaining 75% of such payments, which are payable in U.S. dollars.

Like other crude oil and natural gas producers, the Company's operations are subject to extensive and rapidly changing federal, state and foreign environmental laws and regulations governing emissions into the atmosphere, waste water discharges, solid and hazardous waste

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                            (unaudited) (continued)


management activities and site restoration and abandonment activities. The Company's policy is to accrue environmental and restoration related costs once it is probable that a liability has been incurred and the amount can be reasonably estimated. Management is not currently aware of any environmental matters that will have a material adverse effect on the Company's results of operations or financial condition.

In August 1990, the U.S. Congress enacted the Oil Pollution Act of 1990 ("OPA '90"), which, among other things, requires responsible parties to establish and maintain evidence of financial responsibility for oil spills in waters of the United States. OPA '90 calls for an increase from $35,000,000 to $150,000,000 in the amount of financial responsibility for pollution cleanup for offshore oil and gas lessees or permittees. The Company currently maintains the prescribed $35,000,000 of insurance coverage for its offshore operations. In August 1993, the U.S. Minerals Management Service ("MMS"), which has been charged with implementing certain segments of OPA '90, issued its advanced notice of proposed rulemaking that would increase financial responsibility requirements for offshore lessees and permittees to $150,000,000 as required by OPA '90. Due to OPA '90s' broad definition of "offshore facility," the Company could become subject to the financial responsibility rule if it is proposed and adopted; to date, however, the MMS has not formally proposed the financial responsibility regulations. On May 9, 1995, the U.S. House of Representatives passed a bill that would lower the financial responsibility requirements applicable under OPA '90 to offshore facilities to $35 million and that would limit the definition of "offshore facility" to include only Territorial Seas and Outer Continental Shelf production, transportation, and storage facilities. The House bill allows the limit to be increased to $150 million if a formal risk assessment indicates the increase to be warranted. In November of 1995, the U.S. Senate adopted similar but slightly different legislation that must be reconciled with the House of Representatives bill before either bill can be submitted to President Clinton for approval. Like the House bill, the Senate bill would reduce the level of financial responsibility required under OPA '90 to $35 million, but unlike the House bill would limit the definition of "offshore facility" to not only Territorial Sea and Outer Continental Shelf production, transportation, and storage facilities but also inland waters such as coastal bays, estuaries or perhaps even rivers. The Senate bill allows the financial responsibility limit to be increased to $150 million if the increase is justified by the relative operational, environmental, human health and other risks posed by the quantity or quality of oil that is explored for, drilled for, produced, stored, handled, transferred, processed or transported. The Company cannot predict the final form of any financial responsibility rule that may be imposed under OPA '90, but any rule that requires the Company to establish $150 million in financial responsibility for oil spills has the potential to make it financially impossible for operators the size of the Company to comply. The Clinton Administration has indicated support for changes to the OPA '90 financial responsibility requirements. Whether these legislative efforts will reduce the OPA '90 financial responsibility requirements applicable to the Company cannot be determined at this time.

Two of the Company's properties, Main Pass Block 41 field, a federal lease on the outer continental shelf offshore Louisiana, and Breton Sound Block 31 field, on state leases offshore Louisiana, would be subject to OPA '90. Failure to comply with the regulations as currently proposed would, in the case of Main Pass Block 41, require the Company to resign as operator in favor of a qualified party (two of the Company's working interest partners at Main Pass Block 41 would likely be qualified parties), sell or abandon the property. In the case of Breton Sound Block 31, where none of the Company's co-owners would likely qualify, the Company would be required to sell or abandon the property. Nevertheless, the impact of any rule regarding financial responsibility requirements is not expected to be any more burdensome to

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                            (unaudited) (continued)

the Company than it will be to other similarly situated companies involved in oil and gas exploration and production in the Gulf of Mexico.

Main Pass Block 41 and Breton Sound Block 31 have in the past provided substantial cash flow and together, at December 31, 1995, represented more than half of the Company's U.S. oil and gas reserves, having pre-tax 10% discounted future net cash flows, determined by independent engineers, of $3.6 million and $.7 million, respectively (unaudited). The Company does not have the benefit of a report with respect to its oil and gas reserves by independent petroleum engineers as of March 31, 1996. The Company estimates, however, that the pre-tax 10% discounted future net cash flows attributable to Main Pass Block 41 and Breton Sound Block 31 at March 31, 1996, after giving effect to production subsequent to December 31, 1995 and to changes in production rates and oil and gas prices, were approximately $4.1 million and $.8 million, respectively. The after-tax 10% discounted future net cash flow attributable to each property approximates the pre-tax amount.

OPA '90 also imposes other requirements, such as the preparation of oil spill contingency plans. The Company has such plans in place. Failure to comply with ongoing requirements or inadequate cooperation during a spill event may subject a responsible party to civil or even criminal enforcement actions. Finally, OPA '90 created a liability scheme for response costs, natural resource damages, property damages, economic losses, and other damages caused by oil spills for which the Company is a designated responsible party under the statute. Although in some instances there are limits on the total amount of liability under OPA '90 for an oil spill, those liability limits are inapplicable if the spill was caused by gross negligence or willful misconduct or the violation of federal safety, construction or operating requirements or if the responsible party fails to report the spill and cooperate with the cleanup. In addition, the responsible party for an offshore facility, which is the offshore lessee or permittee (or holder of a right of use and easement), is responsible for the entire costs of oil spill removal plus $75,000,000. Few defenses exist to the liability for oil spills imposed by OPA '90. Management is currently unaware of any oil spills for which the Company has been designated as a potentially responsible party under OPA '90 and that will have a material adverse impact on the Company or its operations.

In addition, the Company is involved in certain litigation involving its oil and gas activities, but unrelated to environmental contamination issues. Management of the Company believes that these litigation matters will not result in any material adverse effect on the Company's financial condition or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Three Months Ended March 31, 1996 compared to Three Months Ended March 31, 1995


                       United States   Colombia
                         Oil    Gas    Oil     Total
                       -----   -----  ------   ------
     (Thousands)

     Revenue - 1995     $449   $567   $1,354   $2,370

     Volume variance     (42)    (1)     770      727

     Price variance       50     88      269      407

     Other                -      29       -        29
                        ----   -----  ------   ------

     Revenue - 1996     $457   $683   $2,393   $3,533
                        ====   =====  ======   ======

Colombian oil volumes were 134,000 barrels in the first quarter of 1996, an increase of 48,000 barrels as compared to the first quarter of 1995. Of such increase, approximately 24,000 barrels resulted from production from two wells in the Mary field that did not begin producing until April 1995 and approximately 32,000 barrels from the fracture stimulation program that involved a total of eight wells. These increases were partially offset by an 8,000 barrel decline that resulted from the Aporte Putumayo concession being shut in effective March 31, 1995 pending abandonment operations.

U.S. oil volumes were 25,000 barrels in 1996, a decrease of 2,000 barrels from 1995. This decrease, which resulted primarily from normal production declines, was more than offset by the increase in the U.S. oil price to $18.61 per barrel in 1996 from $16.57 per barrel in the first quarter of 1995. U.S. gas volumes before gas balancing adjustments were 311,000 thousand cubic feet
(MCF) in 1996, virtually unchanged from 1995. U.S. gas prices increased to $1.93 per MCF in 1996 from $1.70 per MCF in the first quarter of 1995.

Colombian oil prices averaged $17.83 per barrel during the first quarter of 1996. The average price for the same period of 1995 was $15.82 per barrel. In 1996 prices have been higher due to a general increase in world oil prices.

In addition to the above-mentioned variances, U.S. gas revenue increased approximately $29,000 as a result of gas balancing adjustments.

Operating costs remained constant while depreciation, depletion and amortization increased by 65%, or $706,000, primarily due to higher Colombian volumes and a higher Colombian DD&A rate per barrel. Colombian DD&A expenses increased on a per barrel basis to $10.48 in 1996 from $8.15 in the first quarter of 1995 as a result of a downward revision in Colombian reserve volumes and an increase in costs subject to amortization.

General and administrative ("G&A") expenses declined $83,000 due mainly to decreases in fees paid for professional services.

The Company has accrued $172,000 of severance expense as of March 31, 1996 relating to the termination of the Executive Vice President and Chief Operating Officer of the Company. For more information regarding such termination see Note 5 of Notes to Condensed Consolidated Financial Statements.

Interest expense was $115,000 higher in 1996, primarily as a result of higher average balances outstanding.

Debt refinancing expense of $100,000 in the first quarter of 1996 represents a fee paid to ING Capital in consideration for certain modifications to the Company's credit agreement. See Note 3 of Notes to Condensed Consolidated Financial Statements.

Income taxes were $75,000 higher in 1996 as a result of an increase in Colombian taxable income and due to the threshold for "commercial income" being reached in Colombia resulting in the 12% remittance tax thereon. In 1995 the Company did not achieve the commercial income threshold in Colombia.

Liquidity and Capital Resources

Since December 31, 1995, costs incurred in oil and gas property acquisition, exploration and development activities by the Company totaled approximately $1.7 million, almost all of which was incurred in Colombia. These activities were funded by available working capital and cash provided by operating activities.

As described in Note 6 of Notes to Condensed Consolidated Financial Statements, the Company has aggregate remaining estimated exploratory and development expenditures for 1996 and 1997 of $6.7 million at March 31, 1996. The Company plans to fund these obligations through cash provided from operations and working capital. Any substantial decreases in the borrowing base as hereinafter defined or increases in the amounts of these required expenditures could adversely affect the Company's ability to meet the obligations. Delays in obtaining the required environmental approvals and permits on a timely basis and construction delays could both, through the impact of inflation, increase the required expenditures. Cost overruns resulting from factors other than inflation could also increase the required expenditures. Historically, the inflation rate of the Colombian peso has been in the range of 20-30% per year. Devaluation of the peso against the U.S. dollar has historically been slightly less than the inflation rate in Colombia. The Company has historically funded capital expenditures in Colombia by converting U.S. dollars to pesos at such time as the expenditures have been made. As a result of the interaction between peso inflation and devaluation of the peso against the U.S. dollar, inflation, from the Company's perspective, has not been a significant factor. During 1994 and the first half of 1995, however, devaluation of the peso was substantially lower than the rate of inflation of the peso, resulting in an effective inflation rate in excess of that of the U.S. dollar. There can be no assurance that this condition will not occur again or that, in such event, there will not be substantial increases in future capital expenditures as a result. Due to Colombian exchange controls and restrictions and the lack of an effective market, it is not feasible to hedge against the risk of net peso inflation against the U.S. dollar and the Company has not done so.

The Company is a party to a credit agreement with Internationale Nederlanden (U.S.) Capital Corporation ("ING Capital") pursuant to which the borrower thereunder may borrow up to $25 million, subject to a borrowing base the determination of which is predicated on the Company's U.S. and Colombian reserves and which is redetermined annually. On April 1, 1996, a principal payment of $1,250,000 was made reducing the outstanding balance to the $11,750,000 borrowing base redetermined in March 1996. Borrowings under the credit agreement bear interest at the prime commercial rate of the lender in effect from time to time for its most creditworthy customers plus 1% per annum or, at the Company's option, a fixed rate based on the London Interbank Offered Rate for a portion or portions of the outstanding indebtedness. The borrower under the credit agreement is Neo Energy, Inc., a wholly owned subsidiary of the Company and the owner of the Company's interests in the Colombian concessions. The indebtedness under the credit agreement is guaranteed by the parent company and certain other subsidiaries, including the wholly owned subsidiary that is the owner of substantially all the Company's domestic oil and gas properties. The loan prohibits the payment of dividends by the Company and requires the maintenance of certain financial ratios. The repayment schedule requires monthly payments of $120,000 for the remainder of 1996, $200,000 for the first six months of 1997, $526,000 for the last six months of 1997 and $526,167 for each month in 1998.

The Company's internal projections of its consolidated cash flow through December 31, 1998 indicate that the Company's consolidated cash flow and working capital will be adequate to fund both the estimated exploratory and development expenditures for 1996 and 1997 and the debt service relating to the ING Capital credit agreement as rescheduled through the end of calendar year 1998. These internal cash flow projections assume (i) crude oil sales prices of $18.08 per barrel for Colombian production and $18.12 per barrel for United States production and natural gas sales prices of $2.05 per MCF for United States production, (ii) successful completion of one development well at Main Pass Block 41 and five development wells on the Santana Concession in Colombia, (iii) production decline curves commensurate with those assumed by the Company's independent petroleum engineers, (iv) certain reductions in general and administrative costs and (v) interest rates and operating costs at current levels. Any significant inaccuracy in any of these assumptions, as well as interruptions of production, increases in required expenditures as a result of inflation or cost overruns or delays in the Company's development program, may adversely affect the Company's ability to fund such exploratory and development expenditures or to meet its existing debt service obligations. Depending on the results of the Company's exploration and development activities, substantial expenditures which have not been included in such cash flow projections may be required. For information regarding the risks relating to the Company's business, including the potential adverse effect of OPA '90 on certain of the Company's domestic offshore properties and with respect to the cash flow from these properties, see Note 6 of Notes to Condensed Consolidated Financial Statements.

At December 31, 1995, the Colombian cost center approximated the ceiling test
limitation.   During the quarter ended March 31, 1996, costs incurred of approximately $1.6 million were added to the Colombian cost center, in addition to approximately $1.1 million of unevaluated costs that were transferred into the amortization base as a result of an exploratory well, the Palmera #1, being evaluated as non-productive. No ceiling test write-down was recorded at March 31, 1996, however, since an increase of $2.54 per barrel in the Colombian oil price sufficiently raised the ceiling test limitation. A future decrease in price received for oil or downward reserve adjustments could result in a ceiling test write-down.

During late 1995, the Company engaged in discussions with Garnet Resources Corporation, the parent of the co-owner of the Company's Colombian Concessions, regarding a possible merger of the Company and Garnet Resources Corporation. In December 1995, these discussions were terminated as a result of the inability of the parties to reach agreement on terms and conditions of the proposed merger. At that time, the Board of Directors of the Company empowered a committee of directors to investigate and evaluate other strategic alternatives for the Company. That committee, which has engaged Dillon, Read & Co. Inc. to assist it, is continuing its undertaking.

With the exception of historical information, the matters discussed in this quarterly report to shareholders contain forward-looking statements that involve risks and uncertainties. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that such expectations will be realized. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include the timing and extent of changes in commodity prices for oil and gas, the extent of the Company's success in discovering, developing and producing reserves, political conditions in Colombia and conditions of the capital markets and equity markets during the periods covered by the forward-looking statements, as well as other factors.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

a) Exhibits

10.1  Amendment to ING Capital Credit Agreement dated March 29, 1996.

10.2  Aviva Petroleum Inc. Severance Benefit Plan.

27.1  Financial Data Schedule.

b) Reports on Form 8-K

The Company filed the following Form 8-K, Current Reports during and subsequent to the end of the first quarter:

Date of 8-K         Description of 8-K
- - -----------         ------------------

February 5, 1996    Submitted a copy of the Company's Press Release
                    dated February 5, 1996, announcing that drilling had commenced on the Palmera #1 exploratory well.

March 29, 1996      Submitted a copy of the Company's Press Release dated
                    March 29, 1996 reporting on Colombian activities.

May 1, 1996         Submitted a copy of the Company's Press Release
                    dated May 1, 1996 reporting on U.S. Gulf Coast offshore activity.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       AVIVA PETROLEUM INC.



Date:  May 9, 1996                     /s/ Ronald Suttill
                                       -------------------------------------
                                       Ronald Suttill
                                       President and Chief Executive Officer


                                       /s/  James L. Busby
                                       -------------------------------------
                                       James L. Busby
                                       Treasurer

                               INDEX TO EXHIBITS

                                                                    Sequentially
Exhibit                                                               Numbered
Number      Description of Exhibit                                      Page
- - -------     ----------------------                                  ------------

**10.1      Amendment to ING Capital Credit Agreement dated
            March 29, 1996.

**10.2      Aviva Petroleum Inc. Severance Benefit Plan.

**27.1      Financial Data Schedule.


- - ----------
 *Previously Filed
**Filed Herewith