Form 10-Q
period 1996-06-30
AVIVA PETROLEUM INC /TX/
filed 1996-08-12
CIK 910659

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


 [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the quarterly period ended      JUNE 30, 1996
                                            ----------------------

                                       OR

 [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            For the transition period from            to
                                           ----------    ----------

                        Commission File Number  0-22258


                              AVIVA PETROLEUM INC.
             (Exact name of registrant as specified in its charter)

TEXAS                                                     75-1432205
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification Number)

8235 DOUGLAS AVENUE,                                     75225
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

                                                            YES  X    NO
                                                                ---      ---


Number of shares of Common Stock, no par value, outstanding at June 30, 1996, was 31,482,716 of which 12,136,200 shares of Common Stock were represented by Depositary Shares. Each Depositary Share represents five shares of Common Stock held by a Depositary.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
- -----------------------------

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                    (in thousands, except number of shares)
                                  (unaudited)

                                                              June 30,     December 31,
                                                                1996          1995
                                                             ----------    -----------
ASSETS

Current assets:
 Cash and cash equivalents                                   $   2,325       $   4,200
 Accounts receivable                                             3,123           2,756
 Inventories                                                     1,070             809
 Prepaid expenses and other                                      1,035             667
                                                             ---------       ---------
   Total current assets                                          7,553           8,432
                                                             ---------       ---------

Property and equipment, at cost (note 2):
 Oil and gas properties and equipment
  (full cost method)                                            83,658          80,544
 Other                                                             604             626
                                                             ---------       ---------
                                                                84,262          81,170
   Less accumulated depreciation, depletion
     and amortization                                          (49,150)        (45,663)
                                                             ---------       ---------
                                                                35,112          35,507
Other assets                                                     1,683           1,521
                                                             ---------       ---------
                                                             $  44,348       $  45,460
                                                             =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current portion of long term debt (note 3)                  $   1,932       $   2,397
 Accounts payable                                                3,641           2,783
 Accrued liabilities                                               444             217
                                                             ---------       ---------
   Total current liabilities                                     6,017           5,397
                                                             ---------       ---------

Long term debt, excluding current portion (note 3)               9,470          10,670
Gas balancing obligations and other                              1,809           1,729
Deferred foreign income taxes                                      340             497
Stockholders' equity (note 4):
 Common stock, no par value, authorized
  348,500,000 shares; issued 31,482,716 shares                   1,574           1,574
 Additional paid-in capital                                     33,376          33,376
 Accumulated deficit*                                           (8,238)         (7,783)
                                                             ---------       ---------
   Total stockholders' equity                                   26,712          27,167

Commitments and contingencies (note 6)
                                                             ---------       ---------
                                                             $  44,348       $  45,460
                                                             =========       =========

* Accumulated deficit of $70,057 was eliminated at December 31, 1992 in connection with a quasi-reorganization.

See accompanying notes to condensed consolidated financial statements.

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                                  Three Months Ended         Six Months Ended
                                                        June 30,                  June 30,
                                                   1996         1995         1996         1995
                                                  ------       ------       ------       ------
Oil and gas sales                                 $3,876       $3,032       $7,409       $5,402
                                                  ------       ------       ------       ------
Expense:
 Production                                        1,284        1,312        2,514        2,544
 Depreciation, depletion and amortization          1,796        1,405        3,579        2,482
 General and administrative                          487          640        1,016        1,252
 Severance (note 5)                                    -            -          172            -
                                                  ------       ------       ------       ------
   Total expense                                   3,567        3,357        7,281        6,278
                                                  ------       ------       ------       ------
Other income (expense):
 Interest and other income (expense), net             66          408          139          436
 Interest expense                                   (201)        (152)        (406)        (240)
 Debt refinancing expense (note 3)                     -            -         (100)           -
                                                  ------       ------       ------       ------
   Total other income (expense)                     (135)         256         (367)         196
                                                  ------       ------       ------       ------
Earnings (loss) before income taxes                  174          (69)        (239)        (680)

Income taxes                                         177           85          216           48
                                                  ------       ------       ------       ------

     Net loss                                     $   (3)      $ (154)      $ (455)      $ (728)
                                                  ======       ======       ======       ======

Weighted average common shares outstanding        31,483       31,483       31,483       31,483
                                                  ======       ======       ======       ======

Net loss  per common share                        $ (.00)      $ (.00)      $ (.01)      $ (.02)
                                                  ======       ======       ======       ======

See accompanying notes to condensed consolidated financial statements.

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                      Six Months Ended
                                                                          June 30,
                                                                   1996              1995
                                                                 --------          --------
Net loss                                                         $  (455)          $  (728)
Adjustments to reconcile net loss to net cash
 provided by operating activities:
 Depreciation, depletion and amortization                          3,579             2,482
 Deferred foreign income taxes                                      (157)             (147)
 Changes in working capital and other                                (36)               77
                                                                 -------           -------

   Net cash provided by operating activities                       2,931             1,684
                                                                 -------           -------
Cash flows from investing activities:
 Property and equipment expenditures                              (3,138)           (4,553)
 Proceeds from sale of assets                                         27                 1
                                                                 -------           -------

   Net cash used in investing activities                          (3,111)           (4,552)
                                                                 -------           -------
Cash flows from financing activities:
 Proceeds from long term debt                                          -             3,200
 Principal payments on long term debt                             (1,665)              (75)
                                                                 -------           -------

   Net cash provided by (used in) financing activities            (1,665)            3,125
                                                                 -------           -------
Effect of exchange rate changes on cash and
 cash equivalents                                                    (30)              213
                                                                 -------           -------

Net increase (decrease) in cash and cash equivalents              (1,875)              470
Cash and cash equivalents at beginning of the period               4,200             1,982
                                                                 -------           -------

Cash and cash equivalents at end of the period                   $ 2,325           $ 2,452
                                                                 =======           =======

See accompanying notes to condensed consolidated financial statements.

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    (in thousands, except number of shares)
                                  (unaudited)

                                     Common Stock
                                 --------------------
                                                       Additional                    Total
                                    Number              Paid-in    Accumulated   Stockholders'
                                  of Shares    Amount   Capital      Deficit         Equity
                                 ------------  ------  ----------  ------------  -------------

Balances at December 31, 1995      31,482,716  $1,574     $33,376     $ (7,783)      $27,167
Net loss                                    -       -           -         (455)         (455)
                                 ------------  ------  ----------     --------       -------
Balances at June 30, 1996          31,482,716  $1,574     $33,376     $ (8,238)      $26,712
                                 ============  ======  ==========     ========       =======

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

2. PROPERTY AND EQUIPMENT

   Internal general and administrative costs directly associated with oil and gas property acquisition, exploration and development activities have been capitalized in accordance with the accounting policies of the Company. Such costs totaled $54,000 for the six months ended June 30, 1996 and $88,000 for the six months ended June 30, 1995.

   Unevaluated oil and gas properties totaling $1,975,000 and $3,012,000 at June 30, 1996 and December 31, 1995, respectively, have been excluded from costs subject to depletion. The Company capitalized interest costs of $123,000 and $151,000 for the six-month periods ended June 30, 1996 and 1995, respectively, on these properties.

3. LONG TERM DEBT

   On August 6, 1993, the Company entered into a credit agreement with Internationale Nederlanden (U.S.) Capital Corporation ("ING Capital"), secured by a mortgage on substantially all U.S. oil and gas assets, a pledge of Colombian assets and the stock of three subsidiaries, pursuant to which ING Capital agreed to loan to the Company up to $25 million, subject to an annually redetermined borrowing base which is predicated on the Company's U.S. and Colombian reserves. The borrowing base, as redetermined in March 1996, is currently $11,750,000. At June 30, 1996, $11,390,000 was outstanding under the loan of which $1,920,000 was classified as current. The outstanding loan balance bears interest at the ING Capital prime rate (8.25% at June 30, 1996) plus 1% or, at the option of the Company, a fixed rate, based on the London Interbank Offered Rate, for a portion or portions of the outstanding debt from time to time. Commitment fees of .5% on the unused credit were payable quarterly until December 31, 1995, at which time the credit facility converted from a revolving credit facility to a term loan. The terms of the loan, among other things, prohibit the Company from merging with another company or paying dividends, limit additional indebtedness, general and administrative expense, sales of assets and investments and require the maintenance of certain minimum financial ratios. The agreement also requires the Company to maintain a minimum consolidated tangible net worth of $22,000,000.

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

4. STOCKHOLDERS' EQUITY


   The following is a summary of the activities under the Company's stock option plans since December 31, 1995:

                                                             Number of
                                                           Shares Covered
                                                             by Options                     Price
                                                           --------------        --------------------------
Outstanding at December 31, 1995                              716,000            $  0.78  -  (Pounds)  6.00
Granted pursuant to the 1995 Stock Option Plan                 20,000                              $   0.74
Expired or canceled                                           (63,334)                             $   1.08
                                                              -------            --------------------------
Outstanding at June 30, 1996                                  672,666            $  0.74  -  (Pounds)  6.00
                                                              =======            ==========================

   As of June 30, 1996, approximately 467,000 shares were represented by options which were exercisable under the plans.

5. SEVERANCE EXPENSE

   The Board of Directors has charged a committee of the Board with the task of reviewing the Company's general and administrative expenses and making recommendations as to the reduction of such expenses. On March 18, 1996, the Board, acting on one of such committee's recommendations, determined to terminate the employment of the Executive Vice President and Chief Operating Officer of the Company (the "Officer") effective on June 1, 1996. In connection with the severance arrangements between the Company and the Officer, the Company incurred costs of $172,000.

6. COMMITMENTS AND CONTINGENCIES

   The Company has reached total depth and has set casing on one development well in the U.S. at Main Pass Block 41 field. Testing of this well is expected to commence once a completion rig has moved onto location, which is expected to occur by mid-August. As of June 30, 1996, future costs are estimated at approximately $1.4 million, net to the Company's interest, for the completion of this well.

   The Company, along with its co-owner (referred to collectively as the "Co-owners"), is also engaged in an ongoing development and exploration program on several concessions in Colombia.

   All contract obligations of the Santana concession have been met. The Co-owners, however, are currently testing one development well and anticipate drilling certain additional development wells

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (CONTINUED)

   on the Santana concession as well as completing certain production facilities. As of June 30, 1996, future development costs are estimated at approximately $3.9 million, net to the Company's interest, for these expenditures.

   The Co-owners drilled an exploratory well, the Palmera #1, on the Santana concession during the first quarter of 1996 which was non-productive and was plugged and abandoned. The Co-owners currently plan to perform a 3D seismic program on the Santana concession during the last half of 1996. Additionally, 2D seismic programs are anticipated for the Fragua and Yuruyaco concessions during the first half of 1997. As of June 30, 1996, these future exploratory expenditures aggregated approximately $1.0 million, net to the Company's interest.

   The Co-owners have completed their seismic obligations for the first two years of the La Fragua concession. The deadline for the acquisition of seismic data in the third year was March 31, 1996. Due to delays in obtaining the requisite environmental approvals, the Co-owners have requested an extension of the deadline from Ecopetrol. The Co-owners expect that Ecopetrol will grant the request for extension after receipt of the environmental approvals. Failure to receive the extension would result in the Co-owners' forfeiture of the concession, but in all prior situations of this nature, Ecopetrol has granted requested extensions.

   Assuming the receipt of the above mentioned extension, the Co-owners intend to acquire the additional seismic data and, based on such data, then to determine whether to proceed into the fourth contract year. If the Co-owners decide to proceed into the fourth year, the drilling of a test well would be required. The Co-owners have the option of dropping the concession in lieu of drilling the test well. Unevaluated costs at June 30, 1996 include approximately $1.2 million relating to the La Fragua concession.

   Failure to fund certain of these capital expenditures could, under either the concession agreements or joint operating agreements with the Company's co-owner, or both, result in the forfeiture of all or part of the Company's interest in these Colombian concessions.

   The Company's aggregate remaining estimated exploratory and development expenditures for 1996, 1997 and early 1998 were $6.3 million at June 30, 1996. Any substantial increases in the amounts of the above referenced expenditures could adversely affect the Company's ability to meet these obligations.

   The Company plans to fund these exploration and development activities using cash provided from operations and working capital ($1.5 million at June 30, 1996). Risks that could adversely affect funding include, among others, a decrease in the Company's borrowing base, delays in obtaining the required environmental approvals and permits, cost overruns, failure to produce the reserves as projected or a decline in the sales price of oil. Depending on the results of the exploration and development activities, substantial expenditures which have not been included in the Company's cash flow projections may be required. Although the ultimate outcome of these matters cannot be projected with certainty, management believes that its existing capital resources are adequate to fund its present obligations or that sufficient capital can be obtained by means of sales of assets.

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

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (CONTINUED)


   Activities of the Company with respect to the exploration, development and production of oil and natural gas are subject to stringent environmental regulation by state and federal authorities, including the U.S. Environmental Protection Agency. Such regulation has increased the cost of planning, designing, drilling, operating and abandoning wells. In most instances, the regulatory requirements relate to air and water pollution control procedures and the handling and disposal of drilling and production wastes. Although the Company believes that compliance with environmental regulations will not have a material adverse effect on operations or earnings, risks of substantial costs and liabilities are inherent in oil and gas operations and there can be no assurance that significant costs and liabilities, including civil or criminal penalties for violations of environmental regulations, will not be incurred. Moreover, it is possible that other developments, such as stricter environmental laws and regulations or claims for damages to property or persons resulting from the Company's operations, could result in substantial costs and liabilities. The Company's policy is to accrue environmental and restoration related costs once it is probable that a liability has been incurred and the amount can be reasonably estimated.

   The Oil Pollution Act of 1990 ("OPA '90") and regulations thereunder impose a variety of requirements on "responsible parties" related to the prevention of oil spills and liability for damages resulting from such spills in waters of the United States. A "responsible party" includes the owner or operator of a facility or vessel, or the lessee or permittee of the area in which an offshore facility is located. OPA '90 assigns liability to each responsible party for oil spill removal costs and a variety of public and private damages from oil spills. While liability limits apply in some circumstances, a party cannot take advantage of liability limits if the spill is caused by gross negligence or willful misconduct, if the spill resulted from violation of a federal safety, construction, or operating regulation, or if a party fails to report a spill or to cooperate fully in the cleanup. Few defenses exist to the liability imposed under OPA '90 for oil spills. The failure to comply with these requirements or inadequate cooperation in a spill event may subject a responsible party to civil or criminal enforcement actions. Management of the Company is currently unaware of any oil spills for which the Company has been designated as a responsible party under OPA '90 and that will have a material adverse impact on the Company or its operations. OPA '90 also imposes ongoing requirements on facility operators, such as the preparation of an oil spill contingency plan. The Company has such plans in place.

   OPA '90 also requires responsible parties to establish and maintain $150 million in financial responsibility to cover environmental cleanup and restoration costs likely to be incurred in connection with an oil spill. In August of 1993, the U.S. Minerals Management Service published an advance notice of its intention to adopt a rule that would provide a mechanism for enforcing the financial responsibility requirement. Adverse reaction of the oil and gas industry to the proposed rule prompted the U.S. House of Representatives to pass a bill in May of 1995 that would reduce the level of financial responsibility required under OPA '90 to $35 million (the amount prescribed under the Outer Continental Shelf Lands Act ("OCSLA") and currently maintained by the Company).

   The House bill would allow the limit to be increased to $150 million if a formal risk assessment indicated the increase to be warranted. In November of 1995, the U.S. Senate adopted similar but slightly different legislation that must be reconciled with the House of Representatives bill before either bill can be submitted to President Clinton for approval. Like the House bill, the Senate bill would reduce the level of financial responsibility required under OPA '90 to $35 million and would

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (CONTINUED)


   also allow the financial responsibility limit to be increased to $150 million if the higher level was justified. The U.S. Senate and House of Representatives have completed selection of conferees to reconcile differences between the two bills. The Company cannot predict the final form of any financial responsibility rule that may be imposed under OPA '90, but any rule that requires the Company to establish $150 million in financial responsibility for oil spills has the potential to make it financially impossible for operators the size of the Company to comply. The Clinton Administration has indicated moderate support for changes to the OPA '90 financial responsibility requirements. Whether these legislative efforts will reduce the OPA '90 financial responsibility requirements applicable to the Company cannot be determined at this time.

   Two of the Company's properties, Main Pass Block 41 field, a federal lease on the outer continental shelf ("OCS") offshore Louisiana, and Breton Sound Block 31 field, on state leases offshore Louisiana, would be subject to OPA '90. Failure to comply with the regulations as currently proposed would, in the case of Main Pass Block 41, require the Company to resign as operator in favor of a qualified party (two of the Company's working interest partners at Main Pass Block 41 would likely be qualified parties), sell or abandon the property. In the case of Breton Sound Block 31, where none of the Company's co-owners would likely qualify, the Company would be required to sell or abandon the property. Nevertheless, the impact of any rule regarding financial responsibility requirements is not expected to be any more burdensome to the Company than it will be to other similarly situated companies involved in oil and gas exploration and production in the Gulf of Mexico.

   Main Pass Block 41 and Breton Sound Block 31 have in the past provided substantial cash flow and together, at December 31, 1995, represented more than half of the Company's U.S. oil and gas reserves, having pre-tax 10% discounted future net cash flows, determined by independent engineers, of $3.6 million and $.7 million, respectively (unaudited). The Company does not have the benefit of a report with respect to its oil and gas reserves by independent petroleum engineers as of June 30, 1996. The Company estimates, however, that the pre-tax 10% discounted future net cash flows attributable to Main Pass Block 41 and Breton Sound Block 31 at June 30, 1996, after giving effect to production subsequent to December 31, 1995 and to changes in production rates and oil and gas prices, are not materially different from the $3.6 million and $.7 million, respectively, at December 31, 1995. The after tax 10% discounted future net cash flow attributable to each property approximates the pre-tax amount.

   In addition to the forgoing, OCSLA imposes a variety of requirements relating to safety and environmental protection on lessees and permittees operating in the OCS. Specific design and operational standards may apply to OCS vessels, rigs, platforms, vehicles and structures. Violation of lease conditions or regulations issued pursuant to OCSLA can result in substantial civil and criminal penalties, as well as potential court injunctions curtailing operations and the cancellation of leases. Such enforcement liabilities can result from either governmental or private prosecution. The Company believes it is in material compliance with applicable OCSLA requirements.

   In addition, the Company is involved in certain litigation involving its oil and gas activities, but unrelated to environmental contamination issues. Management of the Company believes that these litigation matters will not result in any material adverse effect on the Company's financial condition or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
- -------------------------------------------------------------------------------
OF OPERATIONS.
- --------------

RESULTS OF OPERATIONS
- ---------------------

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995
- -----------------------------------------------------------------------------

                               United States      Colombia
                               Oil      Gas       Oil      Total
                             -------   -----    --------  -------
       (Thousands)

       Revenue - 1995         $459      $451     $2,122    $3,032

       Volume variance           8       (33)       152       127

       Price variance           66       119        462       647

       Other                     -        70          -        70
                              ----      ----     ------    ------
       Revenue - 1996         $533      $607     $2,736    $3,876
                              ====      ====     ======    ======

Colombian oil volumes were 134,000 barrels in the second quarter of 1996, an increase of 9,000 barrels as compared to the second quarter of 1995. Such increase resulted from a fracture stimulation program involving eight wells that was completed in February 1996.

U.S. oil volumes were 27,000 barrels in 1996, almost unchanged from 1995. U.S. gas volumes before gas balancing adjustments were 283,000 thousand cubic feet
(MCF) in 1996, a decrease of 19,000 MCF from 1995, resulting primarily from normal production declines.

Colombian oil prices averaged $20.43 per barrel during the second quarter of 1996. The average price for the same period during 1995 was $16.98 per barrel. The Company's average U.S. oil price increased to $19.97 per barrel in 1996, up from $17.50 per barrel in 1995. U.S. gas prices averaged $2.12 per MCF in 1996 compared to $1.71 per MCF in 1995.

In addition to the above-mentioned variances, U.S. gas revenue increased approximately $70,000 as a result of gas balancing adjustments.

Operating costs decreased only slightly, while depreciation, depletion and amortization (DD&A) increased by 28%, or $391,000, primarily due to a higher Colombian DD&A rate per barrel and higher Colombian production. Colombian DD&A expenses increased on a per barrel basis due to lower reserve volumes and an increase in costs subject to amortization.

General and administrative (G&A) expenses declined $153,000 as a result of a cost reduction program implemented by the Company during the first quarter of 1996. This program has targeted all categories of G&A.

Interest and other income (expense) decreased $342,000 mainly due to foreign exchange gains recorded in 1995 that did not recur in 1996.

Interest expense was $49,000 higher, primarily as a result of higher average balances outstanding in 1996.

Income taxes were $92,000 higher in 1996 as a result of an increase in Colombian taxable income and due to the threshold for "commercial income" being reached in Colombia resulting in the 12% remittance tax thereon. In 1995 the Company did not achieve the commercial income threshold in Colombia.


SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995
- -------------------------------------------------------------------------

                                United States       Colombia
                               Oil         Gas         Oil     Total
                             -------     -------    --------  -------
       (Thousands)

       Revenue - 1995          $ 909      $1,017     $3,476    $5,402

       Volume variance           (36)        (35)       951       880

       Price variance            117         209        702     1,028

       Other                       -          99          -        99
                               -----      ------     ------    ------

       Revenue - 1996          $ 990      $1,290     $5,129    $7,409
                               =====      ======     ======    ======

Colombian oil volumes were 268,000 barrels in the first half of 1996, an increase of 58,000 barrels as compared to the first half of 1995. Such increase resulted primarily from a fracture stimulation program involving eight wells that was completed in February 1996.

U.S. oil volumes were 51,000 barrels in 1996, down approximately 2,000 barrels from 1995. Such decrease was mainly due to normal production declines. U.S. gas volumes before gas balancing adjustments were 593,000 MCF in 1996, a decrease of 19,000 MCF from 1995, resulting primarily from normal production declines.

Colombian oil prices averaged $19.13 per barrel during the first half of 1996. The average price for the same period during 1995 was $16.51 per barrel. The Company's average U.S. oil price increased to $19.31 per barrel in 1996, up from $17.03 per barrel in 1995. U.S. gas prices averaged $2.01 per MCF in 1996 compared to $1.70 per MCF in 1995.

In addition to the above-mentioned variances, U.S. gas revenue increased approximately $99,000 as a result of gas balancing adjustments.

Operating costs decreased slightly ($30,000), while DD&A increased by 44%, or $1,097,000, primarily due to a higher Colombian DD&A rate per barrel and higher Colombian production. Colombian DD&A expenses increased on a per barrel basis to $10.72 in the first half of 1996 from $8.46 in the first half of 1995, due to lower reserve volumes and an increase in costs subject to amortization.

G&A expenses declined $236,000 as a result of a cost reduction program implemented by the Company during the first quarter of 1996. This program has targeted all categories of G&A.

The Company incurred $172,000 of severance expense in the first six months of 1996 relating to the termination of the Executive Vice President and Chief Operating Officer of the Company. For more information regarding such termination see Note 5 of Notes to Condensed Consolidated Financial Statements.

Interest and other income (expense) decreased $297,000 mainly due to foreign exchange gains recorded in 1995 that did not recur in 1996.

Interest expense was $166,000 higher, primarily as a result of higher average balances outstanding in 1996.

Debt refinancing expense of $100,000 in 1996 represents a fee paid to ING Capital in consideration for certain modifications to the Company's credit agreement. See Note 3 of Notes to Condensed Consolidated Financial Statements.

Income taxes were $168,000 higher in 1996 as a result of an increase in Colombian taxable income and due to the threshold for "commercial income" being reached in Colombia resulting in the 12% remittance tax thereon. In 1995 the Company did not achieve the commercial income threshold in Colombia.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

Since December 31, 1995, costs incurred in oil and gas property acquisition, exploration and development activities by the Company totaled approximately $3.1 million, of which approximately $2.6 million was incurred in Colombia and approximately $.5 million was incurred in the U.S. These activities were funded by available working capital and cash provided by operating activities.

As described in Note 6 of Notes to Condensed Consolidated Financial Statements, the Company has aggregate remaining estimated exploratory and development expenditures for 1996, 1997 and early 1998 of $6.3 million at June 30, 1996.
The Company plans to fund these exploration and development activities through cash provided from operations and working capital. Any substantial decreases in the borrowing base as hereinafter defined or increases in the amounts of these expenditures could adversely affect the Company's ability to meet these obligations. Delays in obtaining the required environmental approvals and permits on a timely basis and construction delays could both, through the impact of inflation, increase the required expenditures. Cost overruns resulting from factors other than inflation could also increase the required expenditures. Historically, the inflation rate of the Colombian peso has been in the range of 20-30% per year. Devaluation of the peso against the U.S. dollar has historically been slightly less than the inflation rate in Colombia. The Company has historically funded capital expenditures in Colombia by converting U.S. dollars to pesos at such time as the expenditures have been made. As a result of the interaction between peso inflation and devaluation of the peso against the U.S. dollar, inflation, from the Company's perspective, has not been a significant factor. During 1994, the first half of 1995, and the first half of 1996, however, devaluation of the peso was substantially lower than the rate of inflation of the peso, resulting in an effective inflation rate in excess of that of the U.S. dollar. There can be no assurance that this condition will not occur again or that, in such event, there will not be substantial increases in future capital expenditures as a result. Due to Colombian exchange controls and restrictions and the lack of an effective market, it is not feasible to hedge against the risk of net peso inflation against the U.S. dollar and the Company has not done so.

The Company is a party to a credit agreement with Internationale Nederlanden (U.S.) Capital Corporation ("ING Capital") pursuant to which the borrower thereunder may borrow up to $25 million, subject to a borrowing base the determination of which is predicated on the Company's U.S. and Colombian reserves and which is redetermined annually. On April 1, 1996, a principal payment of $1,250,000 was made reducing the then outstanding balance to the $11,750,000 borrowing base redetermined in March 1996. Borrowings under the credit agreement bear interest at the prime commercial rate of the lender in effect from time to time for its most creditworthy customers plus 1% per annum or, at the Company's option, a fixed rate based on the London Interbank Offered Rate for a portion or portions of the outstanding indebtedness. The borrower under the credit agreement is Neo Energy, Inc., a wholly owned subsidiary of the Company and the owner of the Company's interests in the Colombian concessions. The indebtedness under the credit agreement is guaranteed by the parent company and certain other subsidiaries, including the wholly owned subsidiary that is the owner of substantially all the Company's domestic oil and gas properties. The loan prohibits the payment of dividends by the Company and requires the maintenance of certain financial ratios. The repayment schedule requires monthly payments of $120,000 for the remainder of 1996, $200,000 for the first six months of 1997, $526,000 for the last six months of 1997 and $526,167 for each month in 1998.

The Company's internal projections of its consolidated cash flow through December 31, 1998 indicate that the Company's consolidated cash flow and working capital will be adequate to fund both the estimated exploratory and development expenditures for 1996, 1997 and early 1998 and the debt service relating to the ING Capital credit agreement as rescheduled through the end of calendar year 1998. These internal cash flow projections assume (i) crude oil sales prices of $17.86 per barrel for Colombian production and $18.16 per barrel for United States production and natural gas sales prices of $2.05 per MCF for United States production, (ii) successful completion of one development well at Main Pass Block 41 and five development wells on the Santana Concession in Colombia,
(iii) production decline curves commensurate with those assumed by the Company's independent petroleum engineers, (iv) certain reductions in general and administrative costs and (v) interest rates and operating costs at current levels. Any significant inaccuracy in any of these assumptions, as well as interruptions of production, increases in required expenditures as a result of inflation or cost overruns or delays in the Company's development program, may adversely affect the Company's ability to fund such exploratory and development expenditures or to meet its existing debt service obligations. Depending on the results of the Company's exploration and development activities, substantial expenditures which have not been included in such cash flow projections may be required. For information regarding the risks relating to the Company's business, including the potential adverse effect of OPA '90 on certain of the Company's domestic offshore properties and with respect to the cash flow from these properties, see Note 6 of Notes to Condensed Consolidated Financial Statements.

At December 31, 1995, the Colombian cost center approximated the ceiling test
limitation.   During the six months ended June 30, 1996, costs incurred of approximately $2.6 million were added to the Colombian cost center, in addition to approximately $1.1 million of unevaluated costs that were transferred into the amortization base as a result of an exploratory well, the Palmera #1, being evaluated as non-productive. No ceiling test write-down was recorded at June 30, 1996, however, since an increase of $.71 per barrel in the Colombian oil price sufficiently raised the ceiling test limitation. A future decrease in price received for oil or downward reserve adjustments could result in a ceiling test write-down.

During late 1995, the Company engaged in discussions with Garnet Resources Corporation, the parent of the co-owner of the Company's Colombian Concessions, regarding a possible merger of the Company and Garnet Resources Corporation. In December 1995, these discussions were terminated as a result of the inability of the parties to reach agreement on terms and conditions of the proposed merger. At that time, the Company engaged Dillon, Read & Co. Inc. to assist it in an effort to investigate and evaluate strategic alternatives for the Company. That undertaking is continuing.

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

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF  MATTERS TO A VOTE OF SECURITY HOLDERS.
- --------------------------------------------------------------

The Annual Meeting of Shareholders of Aviva Petroleum Inc. was held on June 11, 1996, pursuant to notice, at which the following persons were elected directors of the Company to serve until the next annual meeting of the shareholders or until their successors are elected and qualify:

                                For      Against  Abstain
                             ----------  -------  -------
   Ronald Suttill            14,479,455   35,177    2,228
   John J. Lee               14,479,233   35,093    2,234
   Elliott Roosevelt, Jr.    14,482,532   31,841    2,387
   James E. Tracey           14,488,753   25,573    2,586

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- -----------------------------------------

a) Exhibits
- -----------

10.1 Amendment to ING Capital Credit Agreement dated March 29, 1996 (filed as exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1996, File No. 0-22258 and incorporated herein by reference).

10.2 Aviva Petroleum Inc. Severance Benefit Plan (filed as exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1996, File No. 0-22258 and incorporated herein by reference).

27.1 Financial Data Schedule.


b) Reports on Form 8-K
- ----------------------

The Company filed the following Form 8-K, Current Reports during and subsequent to the end of the second quarter:

Date of 8-K         Description of 8-K
- -----------         ------------------

May 1, 1996         Submitted a copy of the Company's Press Release dated May 1,
                    1996 reporting on U.S. Gulf Coast offshore activity.


June 20, 1996       Submitted a copy of the Company's Press Release dated
                    June 20, 1996 announcing that drilling has commenced on the JA-7 well at Main Pass 41, located in the Gulf of Mexico, offshore Louisiana.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  AVIVA PETROLEUM INC.



Date:  August 12, 1996            /s/ Ronald Suttill
                                  ----------------------------------------------
                                  Ronald Suttill
                                  President and Chief Executive Officer



                                  /s/ James L. Busby
                                  ----------------------------------------------
                                  James L. Busby
                                  Treasurer and Secretary

                               INDEX TO EXHIBITS

                                                            Sequentially
Exhibit                                                       Numbered
Number    Description of Exhibit                                Page
- -------  ----------------------                             ------------

 *10.1    Amendment to ING Capital Credit Agreement dated
          March 29, 1996 (filed as exhibit 10.1 to the
          Company's quarterly report on Form 10-Q for the quarter ended March 31, 1996, File No. 0-22258 and incorporated herein by reference).

 *10.2    Aviva Petroleum Inc. Severance Benefit Plan
          (filed as exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended
          March 31, 1996, File No. 0-22258 and incorporated herein by reference).

**27.1    Financial Data Schedule.


- ----------
*Previously Filed
**Filed Herewith