Form 10-Q
period 1996-09-30
AVIVA PETROLEUM INC /TX/
filed 1996-11-12
CIK 910659

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


 [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

              For the quarterly period ended  SEPTEMBER 30, 1996
                                            ------------------------

                                      OR

 [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 For the transition period from             to
                                               -------------  --------------

                        Commission File Number  0-22258


                             AVIVA PETROLEUM INC.
            (Exact name of registrant as specified in its charter)

TEXAS                                                      75-1432205
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification Number)



8235 DOUGLAS AVENUE,                                       75225
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


Number of shares of Common Stock, no par value, outstanding at September 30, 1996, was 31,482,716 of which 10,159,495 shares of Common Stock were represented by Depositary Shares. Each Depositary Share represents five shares of Common Stock held by a Depositary.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
-----------------------------

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET
                    (in thousands, except number of shares)
                                  (unaudited)

                                                              September 30,  December 31,
                                                                       1996          1995
                                                              -------------  ------------
ASSETS

Current assets:
    Cash and cash equivalents                                  $    4,127     $   4,200
    Accounts receivable                                             3,290         2,756
    Inventories                                                       839           809
    Prepaid expenses and other                                        262           667
                                                               ----------    ----------
       Total current assets                                         8,518         8,432
                                                               ----------    ----------

Property and equipment, at cost (note 2):

    Oil and gas properties and equipment (full cost method)        86,610        80,544
    Other                                                             611           626
                                                               ----------    ----------
                                                                   87,221        81,170
       Less accumulated depreciation, depletion
          and amortization                                        (50,660)      (45,663)
                                                               ----------    ----------
                                                                   36,561        35,507
Other assets                                                        1,783         1,521
                                                               ----------    ----------
                                                               $   46,862    $   45,460
                                                               ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of long term debt (note 3)                 $    3,138    $    2,397
    Accounts payable                                                6,478         2,783
    Accrued liabilities                                               518           217
                                                               ----------    ----------
       Total current liabilities                                   10,134         5,397
                                                               ----------    ----------

Long term debt, excluding current portion (note 3)                  7,892        10,670
Gas balancing obligations and other                                 1,845         1,729
Deferred foreign income taxes                                         360           497
Stockholders' equity (note 4):
    Common stock, no par value, authorized 348,500,000 shares;
       issued 31,482,716 shares                                     1,574         1,574
    Additional paid-in capital                                     33,376        33,376
    Accumulated deficit*                                           (8,319)       (7,783)
                                                               ----------    ----------
       Total stockholders' equity                                  26,631        27,167

Commitments and contingencies (note 6)
                                                               ----------    ----------
                                                               $   46,862    $   45,460
                                                               ==========    ==========

* Accumulated deficit of $70,057 was eliminated at December 31, 1992 in connection with a quasi-reorganization.

See accompanying notes to condensed consolidated financial statements.

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)


                                                 Three Months Ended       Nine Months Ended
                                                    September 30,           September 30,

                                                   1996        1995        1996        1995
                                               --------    --------    --------    --------

Oil and gas sales                              $  3,103    $  2,755    $ 10,512    $  8,157
                                               --------    --------    --------    --------
Expense:

    Production                                    1,149       1,225       3,663       3,769
    Depreciation, depletion and amortization      1,538       1,323       5,117       3,805
    General and administrative                      261         448       1,276       1,700
    Severance (note 5)                               24           -         196           -
                                               --------    --------    --------    --------

       Total expense                              2,972       2,996      10,252       9,274
                                               --------    --------    --------    --------
Other income (expense):
    Interest and other income (expense), net        107         (58)        245         379
    Interest expense                               (196)       (152)       (602)       (393)
    Debt refinancing expense (note 3)                 -           -        (100)          -
                                               --------    --------    --------    --------

       Total other income (expense)                 (89)       (210)       (457)        (14)
                                               --------    --------    --------    --------

Earnings (loss) before income taxes                  42        (451)       (197)     (1,131)

Income taxes                                        123          57         339         105
                                               --------    --------    --------    --------

          Net loss                             $    (81)   $   (508)   $   (536)   $ (1,236)
                                               ========    ========    ========    ========

Weighted average common shares outstanding       31,483      31,483      31,483      31,483
                                               ========    ========    ========    ========

Net loss  per common share                     $      -    $   (.02)   $   (.02)   $   (.04)
                                               ========    ========    ========    ========

See accompanying notes to condensed consolidated financial statements.

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                             Nine Months Ended
                                                               September 30,

                                                                1996       1995
                                                             -------    -------

Net loss                                                     $  (536)   $(1,236)
Adjustments to reconcile net loss to net cash
   provided by operating activities:
    Depreciation, depletion and amortization                   5,117      3,805
    Deferred foreign income taxes                               (137)      (136)
    Changes in working capital and other                       3,647        152
                                                             -------    -------

       Net cash provided by operating activities               8,091      2,585
                                                             -------    -------
Cash flows from investing activities:
    Property and equipment expenditures                       (6,097)    (6,096)
    Proceeds from sale of assets                                  28          3
    Other                                                        (30)       (50)
                                                             -------    -------

       Net cash used in investing activities                  (6,099)    (6,143)
                                                             -------    -------

Cash flows from financing activities:
    Proceeds from long term debt                                   -      4,000
    Principal payments on long term debt                      (2,037)      (633)
                                                             -------    -------

       Net cash provided by (used in) financing activities    (2,037)     3,367
                                                             -------    -------
Effect of exchange rate changes on cash and
    cash equivalents                                             (28)       137
                                                             -------    -------

Net decrease in cash and cash equivalents                        (73)       (54)
Cash and cash equivalents at beginning of the period           4,200      1,982
                                                             -------    -------

Cash and cash equivalents at end of the period               $ 4,127    $ 1,928
                                                             =======    =======


See accompanying notes to condensed consolidated financial statements.

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    (in thousands, except number of shares)
                                  (unaudited)

                                                        Common Stock
                                               ------------------------------
                                                                                     Additional                              Total
                                                      Number                            Paid-in     Accumulated       Stockholders'
                                                   of Shares           Amount           Capital         Deficit             Equity
                                               -------------  ---------------   ---------------  --------------     --------------
Balances at December 31, 1995                     31,482,716  $         1,574   $        33,376  $       (7,783)    $       27,167
Net loss                                                   -                -                 -            (536)              (536)
                                               -------------  ---------------   ---------------  --------------     --------------
Balances at September 30, 1996                    31,482,716  $         1,574   $        33,376  $       (8,319)    $       26,631
                                               =============  ===============   ===============  ==============     ==============


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

2.   PROPERTY AND EQUIPMENT

     Internal general and administrative costs directly associated with oil and gas property acquisition, exploration and development activities have been capitalized in accordance with the accounting policies of the Company. Such costs totaled $68,000 for the nine months ended September 30, 1996 and $127,000 for the nine months ended September 30, 1995.

     Unevaluated oil and gas properties totaling $758,000 and $3,012,000 at September 30, 1996 and December 31, 1995, respectively, have been excluded from costs subject to depletion. The Company capitalized interest costs of $171,000 and $222,000 for the nine-month periods ended September 30, 1996 and 1995, respectively, on these properties.

3.   LONG TERM DEBT

     On August 6, 1993, the Company entered into a credit agreement with Internationale Nederlanden (U.S.) Capital Corporation ("ING Capital"), secured by a mortgage on substantially all U.S. oil and gas assets, a pledge of Colombian assets and the stock of three subsidiaries, pursuant to which ING Capital agreed to loan to the Company up to $25 million, subject to an annually redetermined borrowing base which is predicated on the Company's U.S. and Colombian reserves. The borrower under the credit agreement is Neo Energy, Inc., a wholly owned subsidiary of the Company and the owner of the Company's interests in the Colombian concessions. The borrowing base, as redetermined in March 1996, is currently $11,750,000. At September 30, 1996, $11,030,000 was outstanding under the loan of which $3,138,000 was classified as current. The outstanding loan balance bears interest at the ING Capital prime rate (8.25% at September 30, 1996) plus 1% or, at the option of the Company, a fixed rate, based on the London Interbank Offered Rate, for a portion or portions of the outstanding debt from time to time. Commitment fees of .5% on the unused credit were payable quarterly until December 31, 1995, at which time the credit facility converted from a revolving credit facility to a term loan. The terms of the loan, among other things, prohibit the Company from merging with another company or paying dividends, limit additional indebtedness, general and administrative expense, sales of assets and investments and require the maintenance of certain minimum financial ratios. The agreement also requires the Company to maintain a minimum consolidated tangible net worth of $22,000,000.

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

4.   STOCKHOLDERS' EQUITY

     The following is a summary of the activities under the Company's stock option plans since December 31, 1995:

                                                                                   Number of
                                                                              Shares Covered
                                                                                  by Options                Price
                                                                              --------------   ----------------------------
       Outstanding at December 31, 1995                                              716,000   $      0.78  - (pound)  6.00
       Granted pursuant to the 1995 Stock Option Plan                                 20,000                     $     0.74
       Expired or canceled                                                          (206,500)  $      1.08    (pound)  5.50
                                                                             ---------------   ----------------------------
       Outstanding at September 30, 1996                                             529,500   $      0.74  - (pound)  6.00
                                                                             ===============   ============================

     As of September 30, 1996, approximately 401,000 shares were represented by options which were exercisable under the plans.

5.   SEVERANCE EXPENSE

     The Board of Directors had charged a committee of the Board with the task of reviewing the Company's general and administrative expenses and making recommendations as to the reduction of such expenses. On March 18, 1996, the Board, acting on one of such committee's recommendations, determined to terminate the employment of the Executive Vice President and Chief Operating Officer of the Company (the "Officer") effective on June 1, 1996. In connection with the severance arrangements between the Company and the Officer, the Company incurred costs of $172,000.

     On July 25, 1995, the above mentioned committee was dissolved. The cost reduction program that it initiated, however, continues under review by the Board. In the third quarter of 1996, the Company incurred an additional $24,000 of severance expense relating to the termination of certain employees affected by the program.

6.   COMMITMENTS AND CONTINGENCIES

     The Company has completed one development well in the U.S. at Main Pass Block 41 field and, in October 1996, recompleted an additional well in the same field. As of September 30, 1996, future

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (CONTINUED)

     costs are estimated at approximately $.5 million, net to the Company's interest, for the recompletion well.

     The Company, along with its co-owner (referred to collectively as the "Co-owners"), is also engaged in an ongoing development and exploration program on several concessions in Colombia.

     All contract obligations of the Santana concession have been met. The Co-owners have, however, completed one development well in 1996 and are currently drilling another development well and anticipate drilling certain additional development wells on the Santana concession. As of September 30, 1996, future development costs are estimated at approximately $4.3 million, net to the Company's interest, for these expenditures.

     The Co-owners drilled an exploratory well, the Palmera #1, on the Santana concession during the first quarter of 1996 which was non-productive and was plugged and abandoned. The Co-owners currently plan to perform a 3D seismic program on the Santana concession beginning in the fourth quarter of 1996. As of September 30, 1996, future costs for the 3D seismic program are estimated at approximately $.6 million, net to the Company's interest.

     The Co-owners have completed their seismic obligations for the first two years of the La Fragua concession and are obligated to acquire additional seismic data for the third year of the La Fragua concession and for the first year of the Yuruyaco concession. As of September 30, 1996 these future exploratory expenditures aggregated approximately $.5 million, net to the Company's interest. The Co-owners have determined, however, that it is not technically justified to explore these concessions further and, accordingly, have requested from Ecopetrol a change of commitment that would allow the Co-owners to substitute certain exploratory expenditures in other areas for the remaining seismic commitments on the La Fragua and Yuruyaco concessions. Such substitution would likely require the Co-owners to surrender these concessions. As of September 30, 1996, all unevaluated costs relating to these concessions were transferred into the Colombian amortization base.

     The Company's aggregate remaining estimated exploratory and development expenditures for 1996, 1997 and early 1998 were $5.9 million at September 30, 1996. Any substantial increases in the amounts of the above referenced expenditures could adversely affect the Company's ability to meet these obligations.

     Failure to fund certain of these capital expenditures could, under either the concession agreements or joint operating agreements with the Company's co-owner, or both, result in the forfeiture of all or part of the Company's interest in the Colombian concessions.

     The Company plans to fund these exploration and development activities using cash provided from operations. Risks that could adversely affect funding include, among others, a decrease in the Company's borrowing base, delays in obtaining the required environmental approvals and permits, cost overruns, failure to produce the reserves as projected or a decline in the sales price of oil. Depending on the results of the exploration and development activities, substantial expenditures which have not been included in the Company's cash flow projections may be required. Although the ultimate outcome of these matters cannot be projected with certainty, management believes that its existing capital resources are adequate to fund its present obligations or that sufficient capital can be obtained by means of sales of assets.

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

     The Oil Pollution Act of 1990 ("OPA '90") and regulations thereunder impose a variety of requirements on "responsible parties" related to the prevention of oil spills and liability for damages resulting from such spills in waters of the United States. A "responsible party" includes the owner or operator of a facility or vessel, or the lessee or permittee of the area in which an offshore facility is located. OPA '90 assigns liability to each responsible party for oil spill removal costs and a variety of public and private damages from oil spills. While liability limits apply in some circumstances, a party cannot take advantage of liability limits if the spill is caused by gross negligence or willful misconduct, the spill resulted from violation of a federal safety, construction, or operating regulation, or a party fails to report a spill or to cooperate fully in the cleanup. Few defenses exist to the liability imposed under OPA '90 for oil spills. The failure to comply with these requirements or inadequate cooperation in a spill event may subject a responsible party to civil or criminal enforcement actions. Management of the Company is currently unaware of any oil spills for which the Company has been designated as a responsible party under OPA '90 and that will have a material adverse impact on the Company or its operations. OPA '90 also imposes ongoing requirements on facility operators, such as the preparation of an oil spill contingency plan. The Company has such plans in place.

     With recent amendments to OPA '90 signed into law by President Clinton on October 19, 1996, OPA '90 now requires responsible parties to establish and maintain $35 million in financial responsibility to cover environmental cleanup and restoration costs that might be incurred in connection with an oil spill in waters of the United States, including the waters of the Gulf of Mexico where the Company has its operations, unless a formal risk assessment indicates that increased financial responsibility coverage is warranted. Two of the Company's properties, Main Pass Block 41 field, a federal lease on the outer continental shelf ("OCS") offshore Louisiana, and Breton Sound Block 31 field, on state leases offshore Louisiana, are subject to OPA '90 as amended. Management of the Company believes that these two properties comply in all material respects with the amended OPA '90 requirements.

     In addition to the forgoing, the Outer Continental Shelf Lands Act ("OCSLA") imposes a variety of requirements relating to safety and environmental protection on lessees and permittees operating in the OCS. Specific design and operational standards may apply to OCS vessels, rigs, platforms, vehicles and structures. Violation of lease conditions or regulations issued pursuant to OCSLA can

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (CONTINUED)

     result in substantial civil and criminal penalties, as well as potential court injunctions curtailing operations and the cancellation of leases. Such enforcement liabilities can result from either governmental or private prosecution. The Company believes it is in material compliance with applicable OCSLA requirements.

     In addition, the Company is involved in certain litigation involving its oil and gas activities, but unrelated to environmental contamination issues. Management of the Company believes that these litigation matters will not have any material adverse effect on the Company's financial condition or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS.
--------------

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED
--------------------------------------------------------------------
SEPTEMBER 30, 1995
------------------

                                   United States          Colombia
                                 Oil          Gas           Oil          Total
                              -------       -------       --------      -------
    (Thousands)

    Revenue - 1995            $   444       $   487       $ 1,824       $ 2,755

    Volume variance               (87)          (17)         (177)         (281)

    Price variance                 99           135           394           628

    Other                           -             1             -             1
                              -------       -------       -------       -------

    Revenue - 1996            $   456       $   606       $ 2,041       $ 3,103
                              =======       =======       =======       =======

Colombian oil volumes were 102,000 barrels in the third quarter of 1996, a decrease of 11,000 barrels as compared to the third quarter of 1995. Such decrease is the result of a 44,000 barrel decrease due to the Company's net revenue interest declining from 18% to 12.6% in mid-June when cumulative production from the concession reached the 7 million barrel threshold specified in the Santana risk-sharing contract, a 10,000 barrel decrease resulting from a nine-day suspension of production during political protests by local farmers, partially offset by increased production from a fracture stimulation program involving eight wells that was completed in February 1996.

U.S. oil volumes were 22,000 barrels in 1996, down 5,000 barrels from 1995. Of such decrease, approximately 2,000 barrels resulted from an increase in offshore crude oil inventory and approximately 3,000 barrels resulted primarily from normal production declines. U.S. gas volumes before gas balancing adjustments were 288,000 thousand cubic feet (MCF) in 1996, a decrease of 11,000 MCF from 1995, resulting primarily from normal production declines.

Colombian oil prices averaged $20.01 per barrel during the third quarter of 1996. The average price for the same period during 1995 was $16.15 per barrel. The Company's average U.S. oil price increased to $20.73 per barrel in 1996, up from $16.21 per barrel in 1995. U.S. gas prices averaged $1.97 per MCF in 1996 compared to $1.47 per MCF in 1995.

Operating costs decreased by $76,000 on lower volumes while depreciation, depletion and amortization (DD&A) increased by 16%, or $215,000, primarily due to higher U.S. and Colombian DD&A rates per barrel. U.S. and Colombian DD&A expenses increased on a per barrel basis due to increases in costs subject to amortization.

General and administrative (G&A) expenses declined $187,000 as a result of a cost reduction program implemented by the Company during the first quarter of 1996. This program has targeted all categories of G&A.

The Company incurred $24,000 of severance expense in the third quarter of 1996 relating to the termination of certain employees affected by the above mentioned cost reduction program.

Interest and other income (expense) increased $165,000 mainly due to foreign exchange gains recorded in 1996 in contrast with foreign exchange losses in 1995.

Interest expense was $44,000 higher, primarily as a result of higher average balances outstanding in 1996.

Income taxes were $66,000 higher in 1996 primarily due to an increase in Colombian taxable income and the threshold for "commercial income" being reached in Colombia resulting in the 12% remittance tax thereon. In 1995 the Company did not achieve the commercial income threshold in Colombia.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30,
--------------------------------------------------------------------------------
1995
----

                                   United States            Colombia
                                 Oil            Gas           Oil         Total
                               --------       -------       -------      -------
    (Thousands)

    Revenue - 1995              $ 1,352       $ 1,505       $ 5,300      $ 8,157

    Volume variance                (125)          (48)          764          591

    Price variance                  219           341         1,106        1,666

    Other                             -            98             -           98
                                -------       -------       -------      -------

    Revenue - 1996              $ 1,446       $ 1,896       $ 7,170      $10,512
                                =======       =======       =======      =======

Colombian oil volumes were 370,000 barrels in the first nine months of 1996, an increase of 47,000 barrels as compared to the first nine months of 1995. Such increase resulted primarily from a fracture stimulation program involving eight wells that was completed in February 1996.

U.S. oil volumes were 73,000 barrels in 1996, down approximately 7,000 barrels from 1995. Such decrease was mainly due to normal production declines. U.S. gas volumes before gas balancing adjustments were 881,000 MCF in 1996, a decrease of 31,000 MCF from 1995, resulting primarily from normal production declines.

Colombian oil prices averaged $19.37 per barrel during the first nine months of 1996. The average price for the same period during 1995 was $16.38 per barrel. The Company's average U.S. oil price increased to $19.74 per barrel in 1996, up from $16.75 per barrel in 1995. U.S. gas prices averaged $2.00 per MCF in 1996 compared to $1.62 per MCF in 1995.

In addition to the above-mentioned variances, U.S. gas revenue increased approximately $98,000 as a result of gas balancing adjustments.

Operating costs decreased slightly ($106,000), while DD&A increased by 34%, or $1,312,000, primarily due to higher U.S. and Colombian DD&A rates per barrel and higher Colombian production. U.S. DD&A expenses increased on a per barrel basis to $4.65 in the first nine months of 1996 from $4.05 in the first nine months of 1995, primarily due to an increase in costs subject to amortization. Colombian DD&A expenses increased on a per barrel basis to $10.72 in 1996 from $8.45 in 1995, primarily due to an increase in costs subject to amortization and the transfer of La Fragua and Yuruyaco unevaluated costs into the amortization base at September 30, 1996.

G&A expenses declined $424,000 as a result of a cost reduction program implemented by the Company during the first quarter of 1996. This program has targeted all categories of G&A.

The Company incurred $196,000 of severance expense in the first nine months of 1996 relating to the termination of the Executive Vice President and Chief Operating Officer of the Company and certain other employees. For more information regarding such termination, see Note 5 of Notes to Condensed Consolidated Financial Statements.

Interest and other income (expense) decreased $134,000 mainly due to foreign exchange gains recorded in 1995 in contrast with foreign exchange losses in 1996.

Interest expense was $209,000 higher, primarily as a result of higher average balances outstanding in 1996.

Debt refinancing expense of $100,000 in 1996 represents a fee paid to ING Capital in consideration for certain modifications to the Company's credit agreement. See Note 3 of Notes to Condensed Consolidated Financial Statements.

Income taxes were $234,000 higher in 1996 as a result of an increase in Colombian taxable income and due to the threshold for "commercial income" being reached in Colombia resulting in the 12% remittance tax thereon. In 1995 the Company did not achieve the commercial income threshold in Colombia.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Since December 31, 1995, costs incurred in oil and gas property acquisition, exploration and development activities by the Company totaled approximately $6.1 million, of which approximately $3.7 million was incurred in Colombia and approximately $2.4 million was incurred in the U.S. These activities were funded by available working capital and cash provided by operating activities.

As described in Note 6 of Notes to Condensed Consolidated Financial Statements, the Company has aggregate remaining estimated exploratory and development expenditures for 1996, 1997 and early 1998 of $5.9 million at September 30, 1996. The Company plans to fund these exploration and development activities through cash provided from operations. Any substantial decreases in the borrowing base as hereinafter defined or increases in the amounts of these expenditures could adversely affect the Company's ability to meet these obligations. Delays in obtaining the required environmental approvals and permits on a timely basis and construction delays could both, through the impact of inflation, increase the required expenditures. Cost overruns resulting from factors other than inflation could also increase the required expenditures. Historically, the inflation rate of the Colombian peso has been in the range of 20-30% per year. Devaluation of the peso against the U.S. dollar has historically been slightly less than the inflation rate in Colombia. The Company has historically funded capital expenditures in Colombia by converting U.S. dollars to pesos at such time as the expenditures have been made. As a result of the interaction between peso inflation and devaluation of the peso against the U.S. dollar, inflation, from the Company's perspective, has not been a significant factor. During 1994, the first half of 1995, and the first nine months of 1996, however, devaluation of the peso was substantially lower than the rate of inflation of the peso, resulting in an effective inflation rate in excess of that of the U.S. dollar. There can be no assurance that this condition will not occur again or that, in such event, there will not be substantial increases in future capital expenditures as a result. Due to Colombian exchange controls and restrictions and the lack of an effective market, it is not feasible to hedge against the risk of net peso inflation against the U.S. dollar and the Company has not done so.

The Company is a party to a credit agreement with Internationale Nederlanden (U.S.) Capital Corporation ("ING Capital") pursuant to which the borrower thereunder may borrow up to $25 million, subject to a borrowing base, the determination of which is predicated on the Company's U.S. and Colombian reserves and which is redetermined annually. On April 1, 1996, a principal payment of $1,250,000 was made reducing the then outstanding balance to the $11,750,000 borrowing base redetermined in March 1996, and the repayment terms were amended as described in Note 3 of Notes to Condensed Consolidated Financial Statements.

The Company's internal projections of its consolidated cash flow through December 31, 1998 indicate that such cash flow will be adequate to fund both the estimated exploratory and development expenditures for 1996, 1997 and early 1998 and the debt service relating to the ING Capital credit agreement as rescheduled through the end of calendar year 1998. These internal cash flow projections assume (i) crude oil sales prices of $21.00 per barrel for Colombian production and $22.00 per barrel for United States production and natural gas sales prices of $2.10 per MCF for United States production, (ii) successful completion of four development wells on the Santana Concession in Colombia, (iii) production decline curves commensurate with those assumed by the Company's independent petroleum engineers, (iv) certain reductions in general and administrative costs and (v) interest rates and operating costs at current levels. Any significant inaccuracy in any of these assumptions, as well as interruptions of production, increases in required expenditures as a result of inflation or cost overruns or delays in the Company's development program, may adversely affect the Company's ability to fund such exploratory and development expenditures or to meet its existing debt service obligations. Depending on the results of the Company's exploration and development activities, substantial expenditures that have not been included in such cash flow projections may be required. For information regarding the risks relating to the Company's business, see Note 6 of Notes to Condensed Consolidated Financial Statements.

At December 31, 1995, the Colombian cost center approximated the ceiling test limitation. During the nine months ended September 30, 1996, costs incurred of approximately $3.7 million were added to the Colombian cost center, in addition to approximately $2.3 million of unevaluated costs that have been transferred into the amortization base. No ceiling test write-down was recorded at September 30, 1996, however, since an increase of $3.99 per barrel in the Colombian oil price sufficiently raised the ceiling test limitation. A future decrease in price received for oil or downward reserve adjustments could result in a ceiling test write-down.

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

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

a) Exhibits
-----------

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

27.1     Financial Data Schedule.

b) Reports on Form 8-K
----------------------

The Company filed the following Form 8-K, Current Reports during and subsequent to the end of the third quarter:

Date of 8-K           Description of 8-K
-----------           ------------------

August 13, 1996       Submitted a copy of the Company's Press Release dated
                      August 13, 1996 reporting on Colombian production operations and the Company's Press Release dated August
                      14, 1996 reporting on the Royal Bank of Scotland's exercise of its option on Aviva shares held by AMG
                      Limited.


August 27, 1996       Submitted a copy of the Company's Press Release dated
                      August 27, 1996 reporting on resumption of Colombian production.

September 26, 1996    Submitted a copy of the Company's Press Release dated
                      September 26, 1996 reporting on the Company's Colombian development program.

October 2, 1996       Submitted a copy of the Company's Press Release dated
                      October 2, 1996 reporting on the Company's progress on U.S. operations.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           AVIVA PETROLEUM INC.

Date:  November 11, 1996                   /s/ Ronald Suttill
                                           -------------------------------------
                                           Ronald Suttill
                                           President and Chief Executive Officer



                                           /s/ James L. Busby
                                           -------------------------------------
                                           James L. Busby
                                           Treasurer and Secretary

                               INDEX TO EXHIBITS

                                                                 Sequentially
 Exhibit                                                           Numbered
  Number   Description of Exhibit                                    Page
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

 **27.1    Financial Data Schedule.

_______
*Previously Filed
**Filed Herewith