Form 10-K405
period 1996-12-31
AVIVA PETROLEUM INC /TX/
filed 1997-03-17
CIK 910659

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

[ X ]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

               For the fiscal year ended      DECEMBER 31, 1996
                                           ------------------------

                                      OR

[   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                   For the transition period from        to
                                                  ------    ------

                        Commission File Number  0-22258

                             AVIVA PETROLEUM INC.
            (Exact name of registrant as specified in its charter)
TEXAS                                                           75-1432205
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

8235 DOUGLAS AVENUE,                                              75225
SUITE 400, DALLAS, TEXAS                                        (Zip Code)
(Address of principal executive offices)

                                (214) 691-3464
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                                Names of each exchange
                                                ----------------------
        Title of each class                     on which registered
        -------------------                     -------------------
        Depositary Receipts,                    American Stock Exchange
        each representing five shares of
        Common Stock, without par value

          Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, without par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   x   No      .
                                        -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   x  .
           -----

The aggregate market value of voting securities held by non-affiliates of the Registrant on February 28, 1997 was approximately $19,153,000. As of such date, the last sale price on the American Stock Exchange of a Depositary Share representing five shares of Common Stock, without par value ("Common Stock"), was U.S. $3.38, and the middle market price of Common Stock on the London Stock Exchange Limited was U.K. 34 pence.

As of February 28, 1997, 31,482,716 shares of Registrant's Common Stock were outstanding, of which 10,324,615 shares of Common Stock were represented by Depositary Shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders are incorporated in Part III by reference.

                         TABLE OF CONTENTS TO FORM 10-K

                                                                            Page
                                                                           -----
Part I

  Item 1.  Business
              General......................................................    1
              Current Operations...........................................    1
              Risks Associated with the Company's Business.................    2
              Products, Markets and Methods of Distribution................    4
              Regulation...................................................    5
              Competition..................................................    9
              Employees....................................................    9
  Item 2.  Properties
              Productive Wells and Drilling Activity.......................   10
              Undeveloped Acreage..........................................   11
              Title to Properties..........................................   11
              Federal Leases...............................................   11
              Reserves and Future Net Cash Flows...........................   12
              Production, Sales Prices and Costs...........................   12
              Significant Properties
                  Colombia.................................................   13
                  United States............................................   16
  Item 3.  Legal Proceedings...............................................   17
  Item 4.  Submission of Matters to a Vote of Security Holders.............   17

Part II

  Item 5.  Market for Registrant's Common Equity and Related Stockholder
              Matters Price Range of Depositary Shares and Common Stock....   18
              Dividend History and Restrictions............................   19
  Item 6.  Selected Financial Data.........................................   20
  Item 7.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations
              Results of Operations........................................   21
              Liquidity and Capital Resources..............................   23
  Item 8.  Financial Statements and Supplementary Data.....................   26
  Item 9.  Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure.....................................   26

Part III

  Item 10. Directors and Executive Officers of the Registrant..............   27
  Item 11. Executive Compensation..........................................   27
  Item 12. Security Ownership of Certain Beneficial Owners and Management..   27
  Item 13. Certain Relationships and Related Transactions..................   27

Part IV

  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.   28

Signatures.................................................................   34


                                      (i)

                                    PART I

ITEM 1. BUSINESS


General

  Aviva Petroleum Inc. (referred to collectively with its consolidated subsidiaries as the "Company"), a Texas corporation, through its subsidiaries, is engaged in the exploration for and production and development of oil and gas in Colombia and offshore in the United States. The Company was incorporated in 1973 and the common stock, without par value ("Common Stock"), of the Company has been traded on the London Stock Exchange Limited (the "London Stock Exchange") since 1982. Depositary shares ("Depositary Shares"), each representing the beneficial ownership of five shares of Common Stock, have traded on the Primary List of the American Stock Exchange since May 31, 1995, and prior to that on the Emerging Company Marketplace of the American Stock Exchange since November 14, 1994. The Company's principal executive offices are located in Dallas, Texas, and the Company maintains a field office in Venice, Louisiana.

Current Operations

  Colombia. Through a wholly owned subsidiary, the Company is the owner of
  --------
interests in, and is engaged in exploration for, and development and production of oil from, four concessions granted by Empresa Colombiana de Petroleos, the Colombian national oil company ("Ecopetrol").

  The Company's Colombian activities are carried out pursuant to four joint operating agreements between the Company's wholly owned subsidiary, Neo Energy, Inc. ("Neo"), and co-owner Argosy Energy International ("Argosy"), which operates the Colombian properties and is an affiliate of Garnet Resources Corporation ("Garnet"). Neither Garnet nor Argosy is affiliated with the Company. Neo has a 45% interest and Argosy has the remaining 55% interest in properties covered by the four joint operating agreements. Neo and Argosy are parties to four concession agreements with Ecopetrol called Santana, La Fragua, Yuruyaco and Aporte Putumayo. All four concessions are located in the Putumayo Basin of southwestern Colombia. The Company's exploration and development activities are currently concentrated in the Santana and Yuruyaco concessions.

  Twenty wells have been drilled on the Santana concession. Of the thirteen exploratory wells, seven have been productive and six were dry holes. Of the seven development wells, five have been productive. Drilling of an eighth development well commenced on February 25, 1997. Four fields have been discovered and have been declared commercial by Ecopetrol. Gross production from the Santana concession has totaled approximately 8.8 million barrels during the period from April 1992, when production commenced, through December 1996. The Company's share of this production totaled approximately 1.5 million barrels.

  The contract for the La Fragua concession, which adjoins Santana to the north, was approved by Ecopetrol in June 1992. The acquisition of seismic data required in the first two years of the contract has been completed. The Company has determined, however, that further exploration on this concession is not technically justified and the concession will likely be surrendered. See "Item
2.  Properties -- Significant Properties -- Colombia."

  The contract for the Yuruyaco concession, which is adjacent to the eastern boundaries of the Santana and La Fragua concessions, was approved by Ecopetrol in September 1995. The Yuruyaco contract requires in the first and second contract years seismic surveys totaling 19 and 12 miles, respectively. A 2-D seismic program was initiated in late December 1996 that will satisfy such obligations. If the Company decides to proceed into the third year, the drilling of a test well would be required.

  The Aporte Putumayo block has produced since 1976. Declining production has, however, caused the block to be unprofitable under the terms of the contract. Neo and Argosy have, accordingly, notified Ecopetrol that they intend to relinquish this block pursuant to the terms of the concession agreement. Production from the Aporte Putumayo block was shutin effective March 31, 1995, and abandonment and restoration operations are continuing.

  Each concession is governed by a separate contract with Ecopetrol. Generally, the contracts cover a 28-year period and require certain exploration expenditures in the early years of the contract and, in the later years of the contract, permit exploitation of reserves that have been found. All of the contracts provide that Ecopetrol shall receive, on behalf of the Colombian Ministry of Mines, royalty payments in the amount of 20% of the gross proceeds of the oil produced pursuant to the respective contract, less certain costs of transporting the oil to the point of sale. Under each of the contracts, application must be made to Ecopetrol for a declaration of commerciality for each discovery. If Ecopetrol declares the discovery commercial, it has the right to a 50% reversionary interest in the field and is required to pay 50% of all future costs. If, alternatively, Ecopetrol declines to declare the discovery commercial, Neo and Argosy have the right to proceed with development and production at their own expense until such time as they have recovered 200% of the costs incurred, at which time Ecopetrol is entitled to back in for a 50% working interest in the field without payment or reimbursement of any historical costs. Exploration costs (as defined in the concession agreements) incurred by the co-owners prior to the declaration of commerciality are recovered by means of retention by the co-owners of all of the non-royalty proceeds of production from each well until costs relating to that well are recovered.

  United States.  In the United States the Company, through its wholly owned
  -------------
subsidiary, Aviva America, Inc. ("AAI"), is engaged in the production of oil and gas attributable to its working interests in 16 offshore wells and, until December 23, 1996, approximately 350 onshore wells which were sold for $2,702,000 in cash, net of closing adjustments. For further information as to the sale of these assets, see Notes 1 and 10 of Notes to Consolidated Financial Statements. The Company acquired its interests in most of these wells through the acquisition of producing properties.

  On December 23, 1996, the Company completed the sale of all of its U.S. onshore oil and gas properties which were located primarily in Pennsylvania, Oklahoma and Wyoming. The Company now operates its remaining U.S. oil and gas properties, which are in the Gulf of Mexico offshore Louisiana, at Main Pass 41 and Breton Sound 31 fields.

Risks Associated with the Company's Business

  General.    The Company's operations are subject to oil field operating
  -------
hazards such as fires, explosions, blowouts, cratering and oil spills, any of which can cause loss of hydrocarbons, personal injury and loss of life, and can severely damage or destroy equipment, suspend drilling operations and cause substantial damage to subsurface structures, surrounding areas or property of others. As protection against operating hazards, the Company maintains broad insurance coverage, including indemnity insurance covering well control, redrilling and cleanup and containment expenses, Outer Continental Shelf Lands Act coverage, physical damage on certain risks, employers' liability, comprehensive general liability, appropriate auto and marine liability and workers' compensation insurance. The Company believes that such insurance coverage is customary for companies engaged in similar operations, but the Company may not be fully insured against various of the foregoing risks, because such risks are either not fully insurable or the cost of insurance is prohibitive. The Company does not carry business interruption insurance because of the prohibitively high cost. The occurrence of an uninsured hazardous event could have a material adverse effect on the financial condition of the Company.

  Colombia.    The Company has expended significant amounts of capital for the
  --------
acquisition, exploration and development of its Colombian properties and plans to expend additional capital for exploration and development of such properties. Even if the results of such activities are favorable, further drilling at significant costs must be conducted to determine the extent of the recoverable reserves. Failure to fund capital expenditures could result in forfeiture of all or part of the Company's interests in the applicable property. For additional information on the Company's concession obligations, see "-- Current Operations," and regarding its cash requirements, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

  In addition, the Company's ability to continue its Colombian exploration and development programs is dependent upon the ability of its co-owner to finance its portion of such costs and expenses. There can be no assurance that the Company's co-owner will be in a position to pay, or provide for the payment of, its costs and expenses of joint projects. If the Company's co-owner cannot fund its obligations, the Company may be required to accept an assignment of the co-owner's interest therein and assume those funding obligations. If, thereafter, the Company were to be unable to raise sufficient funds to meet such obligations, the Company's interests in the affected properties may be forfeited. Moreover, even if the Company were to be able to raise sufficient funds, there could be no assurance that the Company would be able to discover, develop and produce sufficient reserves to recover the costs and expenses incurred in connection with the exploration and development thereof. In reports filed with the Securities and Exchange Commission, which are publicly available, Garnet has expressed its belief that it will be able to fund its share of capital expenditures relating to these properties through cash flow from production in Colombia and its existing working capital.

  The Company is subject to the other risks inherent in the ownership and development of foreign properties including, without limitation, cancellation or renegotiation of contracts, royalty and tax increases, retroactive tax claims, expropriation, adverse changes in currency values, foreign exchange controls, import and export regulations, environmental controls and other laws, regulations or international developments that may adversely affect the
Company's properties.   The Company does not maintain political risk insurance.

  Exploration and development of the Company's Colombian properties are dependent upon obtaining appropriate governmental approvals and permits. See "-- Regulation." The Company's Colombian operations are also subject to price risk. See "-- Products, Markets and Methods of Distribution."

  There are logistical problems, costs and risks in conducting oil and gas activities in remote, rugged and primitive regions in Colombia. The Company's operations are also exposed to potentially detrimental activities by local insurgents. In late 1990, the Colombian Government Armed Forces launched an aggressive effort to confront the leftist guerrillas who have operated within Colombia for many years. This military operation occurred on several fronts throughout the country. The guerrillas in the Putumayo area, where the Company's property is located, responded to these attacks by retaliating against several private companies. As a result of these retaliatory raids, the Company experienced two incidents in which damage to its drilling rig was sustained and a contractor's helicopter was destroyed. Although the Company's losses on those occasions were substantially recovered through insurance, there can be no assurance that such coverage will remain available or affordable. Although unrelated incidents have continued to occur in the vicinity of the Company's operations, including political protests by local residents that temporarily suspended production for approximately eight days during December 1994 and approximately nine days in August 1996, the level of guerrilla activity subsided in the first quarter of 1991 and the Company has not been the target of any significant guerrilla activity since then. Nonetheless, the Colombian army guards the Company's operations and there can be no assurance that the Company's operations in Colombia will not be the target of similar attacks in the future.

  United States.    The Company's activities in the United States are subject to
  -------------
a variety of risks. The U.S. properties could, in certain circumstances, require expenditure of significant amounts of capital. Failure to fund its share of such costs could result in a diminution of value of, or under applicable operating agreements forfeiture of, the Company's interest. The Company's ability to fund such expenditures is also dependent upon the ability of the other working interest owners to fund their share of the costs. If such working interest owners fail to do so, the Company could be required to pay its proportionate share or forego further development of such properties. The Company's activities in the United States are subject to various environmental regulations and to price risk. See "-- Regulation" and "-- Products, Markets and Methods of Distribution."

  Information concerning the amounts of revenue, operating loss and identifiable assets attributable to each of the Company's geographic areas is set forth in
Note 11 of the Notes to Consolidated Financial Statements contained elsewhere herein.

Products, Markets and Methods of Distribution

  Colombia.    The Company's oil is sold pursuant to sales contracts with
  --------
Ecopetrol. The contracts generally provide for cancellation by either party with notice. In the event of cancellation by Ecopetrol, the Company may export its oil production. Ecopetrol has historically purchased the Company's production, but there can be no assurance that it will continue to do so, nor can there be any assurance of ready markets for the Colombian production if Ecopetrol does not elect to purchase the production. The Company currently produces no natural gas in Colombia. See "Item 2. Properties."

  During each of the three years ended December 31, 1996, the Company received more than 10% of its revenue from Ecopetrol. Sales to Ecopetrol accounted for $9,437,000, or 68.6% of oil and gas revenue for 1996, $7,132,000, or 65.3% of oil and gas revenue for 1995 and $3,404,000, or 39.8% of oil and gas revenue for 1994, representing the Company's entire Colombian oil revenue. If Ecopetrol were to elect not to purchase the Company's Colombian oil production, the Company believes that other purchasers could be found for such production.

  United States.   The Company does not refine or otherwise process domestic
  -------------
crude oil and condensate production. The domestic oil and condensate it produces are sold to refineries and oil transmission companies at posted field prices in the area where production occurs. The Company does not have long term contracts with purchasers of its domestic oil and condensate production. The Company's domestic gas production is primarily sold under short term arrangements at or close to spot prices. Some gas is committed to be processed through certain plants. The Company has not historically hedged any of its domestic production.

  During 1996, 1995 and 1994, the Company received more than 10% of its revenue from one domestic purchaser. Such revenue accounted for $1,609,000, or 11.7% of oil and gas revenue for 1996, $1,422,000, or 13.0% of oil and gas revenue for 1995 and $1,144,000, or 13.4% of oil and gas revenue for 1994. If this purchaser were to elect not to purchase the Company's oil and gas production, the Company believes that other purchasers could be found for such production.

  General.  Oil and gas are the Company's only products.  There is substantial
  -------
uncertainty as to the prices that the Company may receive for production from its existing oil and gas reserves or from oil and gas reserves, if any, which the Company may discover or purchase. The availability of a ready market and the prices received for oil and gas produced depend upon numerous factors beyond the control of the Company including, without limitation, adequate transportation facilities (such as pipelines), marketing of competitive fuels, fluctuating market demand, governmental regulation and world political and economic developments. World oil and gas markets are highly volatile and shortage or surplus conditions substantially affect prices. As a result, there have been dramatic swings in both oil and gas prices in recent years. From time to time there may exist a surplus of oil or natural gas supplies, the effect of which may be to reduce the amount or price of hydrocarbons that the Company may produce and sell while such surplus exists.

Regulation

  Environmental Regulation.  The Company's operations are subject to foreign,
  ------------------------
federal, state, and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of a permit by operators before drilling commences, restrict the types, quantities, and concentration of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling activities on certain lands lying within wilderness areas, wetlands, and other protected areas, require remedial measures to mitigate pollution from former operations, such as plugging and abandoning wells, and impose substantial liabilities for pollution resulting from the Company's operations. The regulatory burden on the oil and gas industry increases the cost of doing business and consequently affects its profitability. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent and costly waste handling, disposal, remedial, drilling, or operational requirements could have a significant impact on the operating costs of the Company, as well as significantly impair the Company's ability to compete with larger, more highly capitalized companies. Management believes that the Company is in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material impact on the Company's operations, capital expenditures, and earnings. Management further believes, however, that risks of substantial costs and liabilities are inherent in oil and gas operations, and there can be no assurance that significant costs and liabilities will not be incurred.

       Colombia.  Any significant exploration or development of the Company's
       --------
Colombian concessions, such as conducting a seismic program, the drilling of an exploratory or developmental well or the construction of a pipeline, requires environmental review and the advance issuance of environmental permits by the Colombian government. In 1993, Instituto de Recursos Naturales y Ambiente ("Inderena"), the Colombian federal environmental agency, began reviewing the environmental standards and permitting processes for the oil industry in general, and in 1994 a new Ministry of the Environment was organized. In connection with its review, Inderena requested that additional environmental studies be submitted for the Company's area of operations north of the Caqueta River. See "Item 2. Properties -- Significant Properties -- Colombia -- Santana Concession." As a result of the review and requests for additional environmental studies, the Company's operations north of the Caqueta River were suspended pending review and approval of additional environmental studies submitted by the Company in January 1994 and the issuance of environmental licenses by the Ministry of the Environment. In May 1994, the suspension was lifted and certain of the required environmental licenses were issued, including a permit allowing the co-owners of the concession to conduct a seismic program in that area. Since the lifting of the above referenced suspension, the co-owners have received subsequent permits, without substantial delay, to drill development and exploratory wells, construct related production facilities and construct a 10-mile pipeline. There can be, however, no assurance that the Company will not experience future delays in obtaining necessary environmental licenses. See also "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and "Item 2. Properties -- Significant Properties -- Colombia."

          United States.   The Company believes that it is currently in
          -------------
substantial compliance with U.S. federal, state, and local environmental laws and regulations. The Company has experienced no material financial effects to date from compliance with these U.S. environmental laws or regulations and does not currently plan any significant capital expenditures for U.S. environmental control efforts.

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

  With recent amendments to OPA '90 signed into law by President Clinton on October 19, 1996, OPA '90 now requires responsible parties to establish and maintain $35 million in financial responsibility to cover environmental cleanup and restoration costs that might be incurred in connection with an oil spill in waters of the United States, including the waters of the Gulf of Mexico where the Company has its operations, unless a formal risk assessment indicates that increased financial responsibility coverage is warranted. The Company's two U.S. properties, Main Pass Block 41 field, a federal lease on the outer continental shelf ("OCS") offshore Louisiana, and Breton Sound Block 31 field, on state leases offshore Louisiana, are subject to OPA '90 as amended. Management of the Company believes that these two properties comply in all material respects with the amended OPA '90 requirements.

  The Outer Continental Shelf Lands Act ("OCSLA") imposes a variety of requirements relating to safety and environmental protection on lessees and permittees operating on the OCS. Specific design and operational standards may apply to OCS vessels, rigs, platforms, vehicles, and structures. Violations of lease conditions or regulations issued pursuant to OCSLA can result in substantial civil and criminal penalties, as well as potential court injunctions curtailing operations and the cancellation of leases. Such enforcement liabilities can result from either governmental or private prosecution.

  With respect to the Federal Water Pollution Control Act, the United States Environmental Protection Agency ("EPA") issued regulations prohibiting the discharge of produced water and produced sand derived from oil and gas operations in certain coastal areas (primarily state waters) of Louisiana and Texas, effective February 8, 1995. In connection with these regulations, however, the EPA also issued an administrative order that effectively delayed compliance with the no discharge requirement for produced water until January 1, 1997. Effective August 27, 1996, the Louisiana Department of Environmental Quality ("LDEQ") officially assumed responsibility for compliance and enforcement issues for produced water as they relate to the Company's Breton Sound Block 31 facilities with the EPA operating in an oversight capacity. On December 30, 1996, the LDEQ adopted an emergency rule which, among other things, provided an extension of time, to July 1, 1997, to achieve compliance with the prohibitions against produced water discharges. The Company has filed an application pursuant to the emergency rule that, if approved, would allow the Company to continue with its current operations until January 1, 1999. Failing approval, or further extension of the deadline, the Company will be required to reinject the produced water into a suitable underground formation. Management of the Company does not expect the incremental cost to prepare and operate a reinjection well to have a material adverse effect on the Company's operating results. See "Item 2. Properties -- Significant Properties -- United States."

  The Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered responsible for the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of hazardous substances found at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. The Company has not received any notification nor is it otherwise aware of circumstances indicating that it may be potentially responsible for cleanup costs under CERCLA.

  The federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes regulate the storage, treatment and disposal of wastes, including hazardous wastes. The EPA and various state agencies have limited the approved methods of disposal for certain hazardous and nonhazardous wastes, thereby making such disposal more costly. Furthermore, certain wastes generated by the Company's oil and natural gas operations that are currently exempt from treatment as hazardous wastes may in the future be designated as hazardous wastes and therefore be subject to more rigorous and costly operating and disposal requirements.

  Other Regulation - Colombia.  The Company's Colombian operations are regulated
  ---------------------------
by Ecopetrol, the Ministry of Mines and Energy, and the Ministry of the Environment, among others. The review of current environmental laws, regulations and the administration and enforcement thereof, or the passage of new environmental laws or regulations in Colombia, could result in substantial costs and liabilities in the future or in delays in obtaining the necessary permits to conduct the Company's operations in that country. These operations may also be affected from time to time in varying degrees by political developments in Colombia. Such political developments could result in cancellation or significant modification of the Company's contract rights with respect to such properties, or could result in tax increases and/or retroactive tax claims being assessed against the Company.

  Other Regulation - United States.  Domestic exploration for and production and
  --------------------------------
sale of oil and gas are extensively regulated at both the national and local levels. Legislation affecting the oil and gas industry is under constant review for amendment or expansion, frequently increasing the regulatory burden. Also, numerous departments and agencies, both federal and state, are authorized by statute to issue, and have issued, rules and regulations applicable to the oil and gas industry that are often difficult and costly to comply with and that may carry substantial penalties for failure to comply. The regulations also generally specify, among other things, the extent to which acreage may be acquired or relinquished, permits necessary for drilling of wells, spacing of wells, measures required for preventing waste of oil and gas resources and, in some cases, rates of production and sales prices to be charged to purchasers. The heavy and increasing regulatory burdens on the oil and gas industry increase the costs of doing business and, consequently, affect profitability.

  Sales of domestic crude oil and condensate can be made by the Company at market prices not subject to price controls at this time. Prior to January 1, 1993, the sale of certain categories of domestic natural gas by the Company was subject to regulation under the Natural Gas Act ("NGA"), as amended, and the Natural Gas Policy Act of 1978, as amended. The Natural Gas Wellhead Decontrol Act of 1989 removed all NGA price and non-price controls which affected wellhead sales of natural gas.

  Commencing in April 1992, the Federal Energy Regulatory Commission ("FERC") issued Orders numbered 636, 636-A, and 636-B ("Order No. 636"), which require interstate pipelines to provide transportation separate, or "unbundled," from the pipelines' sales of gas. Also, Order No. 636 requires pipelines to provide open-access transportation on a basis that is equal for all gas supplies. Although Order No. 636 does not directly regulate the Company's activities, the FERC has stated that it intends for Order No. 636 to foster increased competition within all phases of the natural gas industry. It is unclear what impact, if any, increased competition within the natural gas industry under Order No. 636 will have on the Company's activities. Although Order No. 636, assuming it is upheld in its entirety in litigation initiated by parties not affiliated with the Company, could provide the Company with additional market access and more fairly applied transportation service rates, Order No. 636 could also subject the Company to more restrictive pipeline imbalance tolerances and greater penalties for violation of those tolerances. The FERC has issued final orders in all Order No. 636 pipeline restructuring proceedings. The United States Court of Appeals for the District of Columbia Circuit ("D.C. Circuit") has generally affirmed Order

No. 636 and remanded certain issues for further explanation or clarification. The issues remanded for further action do not appear to materially affect the Company. Numerous petitions for review of the individual pipeline restructuring orders are currently pending in that court. Although it is difficult to predict when all appeals of pipeline restructuring orders will be completed or their impact on the Company, the Company does not believe that it will be affected by the restructuring rule and orders any differently than other natural gas producers and marketers with which it competes.

  The FERC has announced several important transportation-related policy statements and proposed rule changes, including the appropriate manner in which interstate pipelines release capacity under Order No. 636 and, more recently, the price that shippers can charge for their released capacity. In addition, in 1995, the FERC issued a policy statement on how interstate natural gas pipelines can recover the costs of new pipeline facilities. In January 1996, the FERC issued a policy statement and a request for comments concerning alternatives to its traditional cost-of-service ratemaking methodology. A number of pipelines have obtained FERC authorization to charge negotiated rates as one such alternative. While any additional FERC action on these matters would affect the Company only indirectly, any new rules and policy statements may have the effect of enhancing competition in natural gas markets by, among other things, encouraging non-producer natural gas marketers to engage in certain purchase and sale transactions. The Company cannot predict what action the FERC will take on these matters, nor can it accurately predict whether the FERC's actions will achieve the goal of increasing competition in markets in which the Company's natural gas is sold. However, the Company does not believe that it will be affected by any action taken materially differently than other natural gas producers with which it competes.

  The Outer Continental Shelf Lands Act ("OCSLA") requires that all pipelines operating on or across the Outer Continental Shelf ("OCS") provide open-access, non-discriminatory service. Although the FERC has chosen not to impose the regulations of Order No. 509, in which the FERC implemented The OCSLA, with respect to gatherers and other non-jurisdictional entities, the FERC has retained the authority to exercise jurisdiction over those entities if necessary to permit non-discriminatory access to service on the OCS.

  A portion of the Company's operations are located on federal oil and gas leases, which are administered by the United States Department of the Interior Minerals Management Service ("MMS"). Such leases are issued through competitive bidding, contain relatively standardized terms and require compliance with detailed MMS regulations and orders pursuant to the OCSLA. In addition to permits required from other agencies, lessees must obtain a permit from the MMS prior to commencement of drilling. To cover the various obligations of lessees on the OCS, the MMS generally requires that lessees have substantial net worth or post substantial bonds or other acceptable assurances that such obligations will be met. The cost of such bonds or other surety can be substantial and there is no assurance that bonds or other surety can be obtained in all cases.

  The MMS is conducting an inquiry into certain agreements from which producers on MMS leases have received settlement proceeds that are royalty bearing and the extent to which producers have paid the appropriate royalties on those proceeds. The Company believes that this inquiry will not have a material impact on its financial condition, liquidity or results of operations.

  The MMS issued a notice of proposed rulemaking in which it proposes to amend its regulations governing the calculation of royalties and the valuation of natural gas produced from federal leases. The principal feature in this proposed rule would establish an alternative market-index based method to calculate royalties on certain natural gas production sold pursuant to non-arm's-length sales contracts. In addition, the MMS recently issued a notice of proposed rulemaking in which it proposes to amend its regulations governing the calculation of royalties and the valuation of crude oil produced from federal leases. The principal features in this proposed rule would modify the valuation procedures for both arm's-length and non-arm's-length crude oil transactions to decrease reliance on crude oil posted prices and assign a value to crude oil that better reflects market value, establish a new MMS form for collecting value differential data, and amend the valuation procedure for the sale of federal royalty oil. The Company cannot predict what action the MMS will take on these matters, nor can it predict at this stage in the rulemaking proceeding how the Company might be affected by these amendments to the MMS' regulations.

  Sales of crude oil, condensate and gas liquids by the Company are not currently regulated and are made at market prices. Effective as of January 1, 1995, the FERC implemented regulations establishing an indexing system for transportation rates for oil that could increase the cost of transporting oil to the purchaser. The Company is not able to predict what effect, if any, this order will have on it, but other factors being equal, it may tend to increase transportation costs or reduce wellhead prices for oil.

  State Regulation.  Production of any domestic oil and gas by the Company is
  ----------------
affected by state regulations. Many states in which the Company has operated have statutory provisions regulating the production and sale of oil and gas, including provisions regarding deliverability. Such statutes, and the regulations promulgated in connection therewith, are generally intended to prevent waste of oil and gas and to protect correlative rights to produce oil and gas between owners of a common reservoir. Certain state regulatory authorities also regulate the amount of oil and gas produced by assigning allowable rates of production to each well or proration unit.

  The Company cannot accurately predict the effect that any of the aforementioned orders or the challenges to the orders will have on the Company's operations. Additional proposals and proceedings that might affect the oil and natural gas industries are pending before Congress, the FERC and the courts. These include Congressional energy bills and executive branch energy initiatives which have as their goal the decreased reliance by the United States on foreign energy supplies. The Company cannot accurately predict when or whether any such proposals or proceedings may become effective.

Competition

  The Company encounters strong competition from other independent operators and from major oil companies in acquiring properties suitable for exploration, in contracting for drilling equipment and in securing trained personnel. Many of these competitors have financial and other resources substantially greater than those available to the Company.

  The Company's ability to discover reserves in the future depends on its ability to select, generate and acquire suitable prospects for future exploration. The Company does not currently generate its own prospects and depends exclusively upon external sources for the generation of oil and gas prospects.

Employees

  As of December 31, 1996, Aviva had 10 full-time employees, all in the United States.

ITEM 2. PROPERTIES


Productive Wells and Drilling Activity

  The following table summarizes the Company's developed acreage and productive wells at December 31, 1996. "Gross" refers to the total acres or wells in which the Company has a working interest, and "net" refers to gross acres or wells multiplied by the percentage working interest owned by the Company.

Developed Acreage /(1)/
                                               Gross          Net
                                            --------     --------
             United States                     3,240        1,482
             Colombia                         79,965       35,118
                                            --------     --------
                                              83,205       36,600
                                            ========     ========

Productive Wells /(2)/
                                            Oil             Gas
                                      --------------  --------------

                                       Gross     Net   Gross     Net
                                      ------  ------  ------  ------
             United States /(3)/          10    5.21       6    2.69
             Colombia                     12    1.89       -       -
                                      ------  ------  ------  ------
                                          22    7.10       6    2.69
                                      ======  ======  ======  ======

(1)  Developed acreage is acreage assignable to productive wells.
(2)  Productive wells represent producing wells and wells capable of producing.
(3)  Two of the oil wells and one of the gas wells are dually completed.


  During the periods indicated, the Company drilled or participated in the drilling of the following development and exploratory wells.

                                           Net Wells Drilled
                                       -------------------------

                                  Development               Exploratory
                           -----------------------   -----------------------

                           Productive          Dry   Productive          Dry
                           ----------   ----------   ----------   ----------
   1996   United States           0.4            -            -            -
          Colombia                0.3            -            -          0.3
                           ----------   ----------   ----------   ----------
          Total                   0.7            -            -          0.3
                           ==========   ==========   ==========   ==========

   1995   United States           0.1            -            -            -
          Colombia                0.5          0.2            -          0.3
                           ----------   ----------   ----------   ----------
          Total                   0.6          0.2            -          0.3
                           ==========   ==========   ==========   ==========

   1994   United States           0.1            -            -            -
          Colombia                  -            -            -          0.3
                           ----------   ----------   ----------   ----------
          Total                   0.1            -            -          0.3
                           ==========   ==========   ==========   ==========

  In addition, at March 17, 1997, there was one gross (0.2 net) development well in progress in Colombia.

  In the above table, a productive well is an exploratory or development well that is not a dry well. A dry well is an exploratory or a development well found to be incapable of producing either oil or gas in commercial quantities. A development well is a well drilled within the proved area of an oil and gas reservoir to the depth of a stratigraphic horizon known to be productive. An exploratory well is any well that is not a development well.

Undeveloped Acreage

  The Company's undeveloped acreage in Colombia is held pursuant to concession agreements with the Colombian government. These agreements may, by operations of their terms, require the relinquishment of certain portions of the undeveloped acreage in 1997. See "-- Significant Properties."

  The Company does not have an undeveloped acreage position in the United States because of the costs of maintaining such a position. Oil and gas leases in the United States generally can be acquired by the Company for specific prospects on reasonable terms either directly or through farmout arrangements.

  The following table shows the undeveloped acreage held by the Company in Colombia at December 31, 1996. Undeveloped acreage is acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether such acreage contains proved reserves.

                                               Undeveloped Acres
                                             ---------------------

                                               Gross           Net
                                             -------       -------
                        Colombia             153,987        69,295

Title to Properties

  The Company has not performed a title examination for offshore U.S. leases in federal waters because title emanates from the United States government. Title examinations also are not performed in Colombia, where mineral title emanates from the national government. The Company believes that it generally has satisfactory title to all of its oil and gas properties. The Company's working interests are subject to customary royalty and overriding royalty interests generally created in connection with their acquisition, liens incident to operating agreements, liens for current taxes and other burdens and minor liens, encumbrances, easements and restrictions. The Company believes that none of such burdens materially detracts from the value of such properties or its interest therein or will materially interfere with the use of the properties in the operation of the Company's business.

Federal Leases

  The Company conducts a portion of its operations on federal oil and gas leases and therefore must comply with numerous additional regulatory restrictions, including certain nondiscrimination statutes. Certain of the Company's operations on federal leases must be conducted pursuant to appropriate permits or approvals issued by various federal agencies. Pursuant to certain federal leases, approval of certain operations must be obtained from one or more government agencies prior to the commencement of such operation. Federal leases are subject to extensive regulation. See "Item 1. Business -- Regulation."

Reserves and Future Net Cash Flows

  See Supplementary Information Related to Oil and Gas Producing Activities in "Item 8. Financial Statements and Supplementary Data" for information with respect to the Company's reserves and future net cash flows.

  The Company will file with the Department of Energy (the "DOE") a statement with respect to the Company's estimate of proved oil and gas reserves as of December 31, 1996, that is not the same as that included in the estimate of proved oil and gas reserves as of December 31, 1996, as set forth in "Item 8. Financial Statements and Supplementary Data" elsewhere herein. The information filed with the DOE includes the estimated proved reserves of the properties of which the Company is the operator, whereas the estimated proved reserves contained in Item 8 hereof include only the Company's percentage share of the estimated proved reserves of all properties in which the Company has an interest.

Production, Sales Prices and Costs

  The following table summarizes the Company's oil production in thousands of barrels and natural gas production in millions of cubic feet for the years indicated:

                                              Year ended December 31,
                                            ---------------------------

                                               1996      1995      1994
                                            -------   -------   -------
Oil /(1)/    United States                       94       106        99
             Colombia                           476       435       250

Gas          United States                    1,146     1,184     1,839
             Colombia                             -         -         -

(1)  Includes crude oil and condensate.

  The average sales price per barrel of oil and per thousand cubic feet ("MCF") of gas produced by the Company and the average production (lifting) cost per dollar of oil and gas revenue and per barrel of oil equivalent (6 MCF: 1 barrel) were as follows for the years indicated:

                                                                             Year ended December 31, /(1)/
                                                                        --------------------------------------

                                                                          1996            1995            1994
                                                                        ------          ------          ------
Average sales price per barrel of oil /(2)/        United States        $20.68          $16.78          $15.40
                                                   Colombia             $19.82          $16.39          $13.60

Average sales price per MCF of gas                 United States        $ 2.07          $ 1.70          $ 1.97
                                                   Colombia             $    -          $    -          $    -

Average production cost per dollar of
  oil and gas revenue                              United States        $ 0.45          $ 0.52          $ 0.43
                                                   Colombia             $ 0.31          $ 0.44          $ 0.67
Average production cost per barrel of
  oil equivalent                                   United States        $ 6.76          $ 6.46          $ 5.50
                                                   Colombia             $ 6.11          $ 7.15          $ 9.15

(1)  All amounts are stated in United States dollars.
(2)  Includes crude oil and condensate.

Significant Properties

  Colombia.
  --------
  The Company's Colombian properties consist of four concessions, all of which are located in the Putumayo Basin in southwestern Colombia along the eastern front of the eastern cordillera of the Andes Mountains. The Company has a 45% working interest in each of the concessions, which is subject to various reversionary interests in favor of Ecopetrol as described below. Argosy, as operator of the properties, carries out the program of operations for the four concessions. The program is determined, with consideration of the obligations contained in the concession agreements, by an operating committee comprised of two representatives from each of Argosy and Neo. The Aporte Putumayo concession, which consists of approximately 77,000 acres and contains three shutin wells, has been in effect since 1972 and is currently being abandoned. The Santana concession, which consists of approximately 86,000 acres and contains 12 producing wells, has been in effect since 1987. No wells have yet been drilled on the La Fragua or Yuruyaco concessions, which consist of approximately 32,000 acres and 39,000 acres, respectively. The La Fragua concession has been in effect since 1992, whereas the Yuruyaco concession was acquired in 1995. The Santana, La Fragua and Yuruyaco concessions are contiguous, while the Aporte Putumayo concession is approximately 50 kilometers to the southwest of the Santana concession.

  Production from the concessions is sold pursuant to sales contracts with Ecopetrol. Although sales prices vary between concessions, the contracts generally provide that 25% of the sales proceeds will be paid in Colombian pesos. As a result of certain currency restrictions, pesos resulting from these payments must generally remain in Colombia and are used by the Company to pay local expenses.

  Neo's pretax income from Colombian sources, as defined under Colombian law, is subject to Colombian income taxes at a statutory rate of 35% (37.5% prior to 1996), although a "presumptive" minimum income tax based on net assets, as defined under Colombian law, may apply in years of little or no net income. Neo's income after Colombian income taxes is subject to a Colombian remittance tax that accrues at a rate of 12% (10% for 1997 and 7% thereafter). Payment of the remittance tax may be deferred under certain circumstances if Neo reinvests such income in Colombia. See Note 7 of the Notes to Consolidated Financial Statements contained elsewhere herein.

  The Colombian government also imposes a production tax which averaged approximately $1.33 per barrel during 1996 and is equal to 7% of the oil price in effect through December 1997 for three of the four fields in the Santana concession. For the remaining field, the production tax is effective through 2000 at 7%, 5.5%, 4% and 2.5% of the oil price for 1997, 1998, 1999 and 2000, respectively. Any new discoveries declared commercial by Ecopetrol will be exempt from the production tax.

     Santana Concession.         The Santana concession is subject to a "risk-
     ------------------
sharing" contract pursuant to which Ecopetrol has the option to participate on the basis of a 30% working interest in exploration activities in the concession. If a commercial field is discovered, Ecopetrol's working interest increases to 50% and the costs theretofore incurred and attributable to the 20% working interest differential will be recouped by the co-owners from Ecopetrol's share of production on a well by well basis. The risk-sharing contract provides that, when 7 million barrels of cumulative production from the concession have been attained, Ecopetrol's revenue interest and share of operating costs increases to 65% but it remains obligated for only 50% of capital expenditures. In mid-June 1996, the 7 million barrel threshold was reached. At that time, the Company's revenue interest in the concession declined from 18% to 12.6% and its share of operating expenses declined from 22.5% to 15.75%.

  The Santana concession is divided by the Caqueta River. Two fields located south of the river, the Toroyaco and Linda fields, were declared commercial by Ecopetrol and commenced production in 1992. There are currently four producing wells in the Toroyaco field and three producing wells in the Linda field. During 1995, a 3-D seismic survey covering the Toroyaco and Linda fields was completed. Based on this survey, one development well was drilled in each field during 1996 and one additional development location for each field has been identified for drilling in 1997.

  The Company and its co-owner ("Co-owners") constructed a 42-kilometer pipeline (the "Uchupayaco Pipeline") which was completed and commenced operations during 1994 to transport oil production from the Toroyaco and Linda fields to the Trans-Andean Pipeline owned by Ecopetrol, through which the Company's production is transported to the port of Tumaco on the Pacific coast of Colombia. The Uchupayaco Pipeline replaced a trucking operation that transported oil production from the fields to the Trans-Andean Pipeline.

  Two additional fields, the Mary and Miraflor fields, were discovered north of the Caqueta River and were declared commercial by Ecopetrol during 1993. Except for oil produced during production tests of wells located in these fields, the production was shutin until the first quarter of 1995 when construction of a pipeline was completed and commercial production began. With the completion of this pipeline, the Co-owners have direct pipeline access from all four fields to the Pacific coast port of Tumaco. There are currently four producing wells in the Mary field and one producing well in the Miraflor field. A 3-D seismic survey has recently been completed over the Mary and Miraflor fields and such data is currently being interpreted. This survey is expected to define the limits of these fields, identify possible locations for additional development wells, and ascertain the prospectivity of areas adjacent to the Mary and Miraflor fields. At the present time, the Co-owners anticipate drilling at least one additional development well in the Miraflor field during the fourth quarter of 1997.

  During 1996 the Co-owners drilled one exploratory well, the Palmera #1, on the Santana concession. The well encountered water-bearing sands in the principal zones of interest and was plugged and abandoned.

  The Co-owners have fulfilled all the initial exploration obligations required by the Santana risk-sharing contract. The contract requires that the Co-owners submit work programs for approval by Ecopetrol for each of the next two years of the contract. The current work program contemplates the drilling of certain development wells (one of which is currently in progress) and completing the above referenced 3-D seismic program.

  In 1993, the Co-owners relinquished 50% of the original Santana concession area in accordance with the terms of the contract. In July 1995, an additional 25% of the original contract area was relinquished. A final relinquishment is required in 1997 such that all remaining contract areas except for those areas within five kilometers of a commercial field or an area under development must be relinquished.

  Production from the Santana concession has been sold to Ecopetrol pursuant to a sales contract that became effective January 1, 1995 and was extended through January 31, 1997 (the "1996 Sales Contract"). Prices under the contract are determined differently depending on whether (in the discretion of Ecopetrol) the produced crude is exported. If the crude is exported, the price received by the Company is the export price less specified handling and commercialization charges and subject to an adjustment (specified in the contract) for the quality of the produced crude as compared with the overall pipeline blend at the point of export (the "Pipeline Blend Adjustment"). If the crude is not exported, the price received by the Company is the previous month's average posted price for Cano Limon crude less specified handling and transportation charges and subject to (i) the Pipeline Blend Adjustment and (ii) an adjustment for the quality of the overall pipeline blend at the point of sale as compared with the quality of Cano Limon crude (the "Cano Limon Adjustment"). Under the contract, the Cano Limon Adjustment is based on a comparative analysis performed by a specified independent engineer. That analysis, which was performed in March of 1996, determined that the Cano Limon Adjustment is a decrease of $0.56 per barrel. In 1996, Ecopetrol exported the crude each month, with the exception of November, and the sales price averaged $19.82 per barrel.

  At December 31, 1996, the date as of which the standardized measure of discounted future net cash flows applicable to the Company's proved oil and gas
reserves was prepared, Ecopetrol was exporting the crude oil.    Accordingly,
for purposes of determining the standardized measure applicable to the Company's Colombian reserves, the Company used the export price of $22.60 per barrel (which does not include the Cano Limon adjustment).

  If Ecopetrol had not been exporting the crude oil at December 31, 1996, the standardized measure applicable to the Company's Colombian reserves at December 31, 1996 would have been approximately $37.8 million rather than $38.7 million. Such decrease would not have resulted in a ceiling test write-down of the Company's Colombian oil and gas properties.

  During February 1997, the Company entered into a new sales contract (the "1997 Sales Contract") with Ecopetrol that became effective February 1, 1997 and continues through December 31, 1997. The terms of the 1997 Sales Contract are similar to the 1996 Sales Contract.

     La Fragua Concession. The La Fragua concession is subject to an
     --------------------
"association" contract whereunder the Co-owners fulfill all exploration obligations without Ecopetrol's participation until a field is declared commercial, as described above. The association contract also provides that Ecopetrol's working interest increases on a sliding scale from 50% to 70% as cumulative production from the concession increases from 60 million barrels to 150 million barrels.

  The Co-owners have completed their seismic obligations for the first two years of the La Fragua concession and were obligated to acquire additional seismic data for the third year. The Co-owners have determined, however, that it was not technically justified to explore this concession further and, accordingly, requested and received from Ecopetrol a change of commitment that would allow the Co-owners to substitute certain exploratory expenditures within the Santana concession for the remaining seismic commitment on the La Fragua concession.
The indigenous people of the new commitment area, however, have objected to the proposed exploratory work and it appears unlikely that the Co-owners will be able to comply with the new commitment. Management of the Company believes that the Co-owners have no further obligation with respect to this concession and, accordingly, have requested that Ecopetrol allow the Co-owners to surrender the concession without further expenditure. Management of the Company believes that Ecopetrol will agree to such request, although there can be no assurance of that.

     Yuruyaco Concession.  The Yuruyaco concession, acquired by the Company in
     --------------------
September 1995, is an "association" contract whereunder the Company and its co-owner fulfill all exploration obligations without Ecopetrol's participation until a field is declared commercial by Ecopetrol. At such time, Ecopetrol will earn a 50% share in the commercial field and must reimburse its 50% share of successful exploratory wells, seismic and stratigraphic wells, dry step-out exploratory wells and development wells and facilities through its 50% share of production. The contract also provides that Ecopetrol's working interest will be 50% up to 60 million barrels. For production in excess of 60 million barrels, Ecopetrol's interest will increase from 50% to 75%, based on a measure of profitability as defined in the contract.

  The contract obligations of the Yuruyaco association contract require the Co-owners to perform in the first and second contract years seismic surveys totaling 19 and 12 miles, respectively. A 2-D seismic program was initiated in late December 1996 that will satisfy such obligations. If the Co-owners decide to proceed into the third year, the drilling of a test well would be required.

     Aporte Putumayo Concession.  The discoveries on the Aporte Putumayo
     --------------------------
concession were not declared commercial by Ecopetrol and the properties have been operated by Argosy and Neo without participation by Ecopetrol. There are no remaining exploration obligations under this contract. In a letter dated December 1, 1993, the Company and its co-owner notified Ecopetrol of their intention to relinquish the concession to Ecopetrol as provided in the contract. Ecopetrol has accepted the relinquishment, which is pending the completion of abandonment and restoration operations.

  United States.
  -------------
  The Company's oil and gas properties in the United States are located in the Gulf of Mexico offshore Louisiana at Main Pass 41 and Breton Sound 31 fields. Both of these properties are operated by the Company.

  Main Pass Block 41 is a federal lease located approximately 25 miles east of Venice, Louisiana, in 50 feet of water. During 1996, the Company successfully completed one development well and recompleted one existing well bringing the number of productive wells in the field up to six. The field's 1996 production averaged 58 barrels of oil per day and 685 MCF per day, net to the Company's interest, from eight completions in four sands between 6,000 and 7,500 feet. The Company owns a 35% interest in this field. Main Pass Block 41 represents approximately 67% of the Company's total net U.S. proved reserves at January 1, 1997.

  Breton Sound Block 31 is located 20 miles offshore Louisiana in 16 feet of water. The field is approximately 55 miles southeast of New Orleans on state leases. During 1996, seven wells averaged 153 barrels of oil per day and 85 MCF of gas per day, net to the Company's interest, from two sands completed between 5,500 feet and 6,500 feet. The Company's interests in the leases comprising the field vary from 41% to 67%. Breton Sound Block 31 Field represents approximately 33% of the Company's total net proved U.S. reserves at January 1, 1997.

  The interpretation of 3-D seismic data in 1996 has identified two deep and several shallow prospects in the Breton Sound 31 field. The Company is currently discussing plans with prospective industry partners to farm-in to the Company's acreage by drilling one or more exploratory wells that would test the deep prospects. As for the shallow prospects, the Company anticipates that it will drill at least one exploratory well; however, formal plans have not been finalized.

  The Company leases corporate office space in Dallas, Texas containing approximately 5,100 square feet pursuant to a lease which expires in January 1999. The lease is cancelable in January 1998. The annual lease payments for these offices are $77,000.

ITEM 3. LEGAL PROCEEDINGS


  There are no legal proceedings to which the Company is a party or to which its properties are subject which are, in the opinion of management, likely to have a material adverse effect on the Company's results of operations or financial condition.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


  There were no matters submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended December 31, 1996.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.


Price Range of Depositary Shares and Common Stock

  The Company's Depositary Shares, each representing the beneficial ownership of five shares of Common Stock, have been admitted to trading on the American Stock Exchange Emerging Company Marketplace since November 14, 1994 and on the Primary List of the American Stock Exchange since May 31, 1995 (collectively the "ASE"). In addition, the Company's Common Stock has been traded on the London Stock Exchange since 1982 and has been quoted in the National Quotation Bureau's Daily Quotation Sheets (known as the "pink sheets") since December 1993.

  The following table sets forth, for the periods indicated and subject to the following qualifications, the high and low prices for the Depositary Shares on the ASE and the high and low prices for the Common Stock on the London Stock Exchange.

  In the United States, trading of Depositary Shares on the ASE and of Common Stock through the pink sheets has been limited. During 1996, only an aggregate of 812,500 Depositary Shares were traded on the ASE.

  In the United Kingdom, the average daily trading volume of the Common Stock on the London Stock Exchange during 1996 was approximately 65,000 shares. The London Stock Exchange prices indicated in the table are the middle market prices for the Common Stock as published in the Daily Official List and do not represent actual transactions. Prices on the London Stock Exchange are expressed in British pounds sterling, and, accordingly, the prices for the Common Stock traded on the London Stock Exchange included in the following table are similarly expressed. For ease of reference, these prices are also expressed in U.S. dollars, having been converted using the exchange rate in effect on the first day on which the stock price attained the high or low price indicated.

                                              1996                               1995                             1994
                                     -----------------------           -----------------------           -----------------------
                                       High              Low             High              Low             High              Low
                                     ------           ------           ------           ------           ------           ------

ASE
---
Depositary Shares /(1)/
-----------------------
First Quarter                        $ 4.38            $3.88            $6.13            $5.13            $   -            $   -
Second Quarter                       $11.38            $3.50            $7.38            $5.13            $   -            $   -
Third Quarter                        $ 6.25            $3.00            $5.38            $4.00            $   -            $   -
Fourth Quarter                       $ 5.75            $3.00            $4.88            $4.25            $5.13            $4.75

London Stock Exchange
---------------------
Common Stock
------------

First Quarter
     (Pounds)              (Pounds)    0.46  (Pounds)   0.34  (Pounds)   0.55  (Pounds)   0.47  (Pounds)   0.66  (Pounds)   0.51
     US$                             $ 0.71            $0.52            $0.87            $0.73            $0.98            $0.76

Second Quarter
     (Pounds)              (Pounds)    0.41  (Pounds)   0.25  (Pounds)   0.58  (Pounds)   0.53  (Pounds)   0.58  (Pounds)   0.50
     US$                             $ 0.63            $0.38            $0.93            $0.84            $0.86            $0.75

Third Quarter
     (Pounds)              (Pounds)    0.34  (Pounds)   0.25  (Pounds)   0.53  (Pounds)   0.45  (Pounds)   0.50  (Pounds)   0.43
     US$                             $ 0.53            $0.38            $0.85            $0.71            $0.77            $0.66

Fourth Quarter
     (Pounds)              (Pounds)    0.41  (Pounds)   0.28  (Pounds)   0.55  (Pounds)   0.38  (Pounds)   0.65  (Pounds)   0.46
     US$                             $ 0.67            $0.43            $0.85            $0.59            $1.06            $0.73

(1) Representing five shares of Common Stock.

  As of February 28, 1997, the Company had approximately 5,800 shareholders of record, including nominees for an undetermined number of beneficial holders.

Dividend History and Restrictions

  No dividends have been paid since June 1983, nor is there any current intention on the part of the directors of the Company to pay dividends in the future.

  Furthermore, in July 1993, the Company entered into a credit agreement pursuant to which the Company is prohibited from paying dividends. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 6. SELECTED FINANCIAL DATA


  The following table summarizes certain selected financial data with respect to the Company for, and as of the end of, each of the five years ended December 31, 1996, which should be read in conjunction with the Consolidated Financial Statements included elsewhere herein.

                                            For the Years Ended
                                                December 31,
                             ------------------------------------------------
                              1996      1995      1994      1993       1992
                             -------   -------   -------   -------   --------
                                      (in thousands, except per share,
                                        per barrel and per MCF data)
For the period
  Revenues                   $13,750   $10,928   $ 8,546   $10,682   $ 10,418
  Loss before extraordinary
    item and cumulative
    effect of accounting
    change                   $  (937)  $(2,689)  $(2,460)  $(1,963)  $(10,226)
  Extraordinary item -
    debt extinguishment      $     -   $     -   $     -   $  (341)  $      -
  Cumulative effect to
    January 1, 1993 of
    change in accounting
    for taxes                $     -   $     -   $     -   $  (330)  $      -
  Net loss                   $  (937)  $(2,689)  $(2,460)  $(2,634)  $(10,226)
  Loss before extraordinary
    item and cumulative
    effect of accounting
     change
    per common share         $ (0.03)  $ (0.09)  $ (0.08)  $ (0.08)  $  (1.24)
  Net loss
    per common share         $ (0.03)  $ (0.09)  $ (0.08)  $ (0.11)  $  (1.24)
  Weighted average
    shares outstanding        31,483    31,483    31,483    24,756      8,277
  Cash dividends per
    common share             $     -   $     -   $     -   $     -   $      -
  Total annual net oil
    production (barrels)
      Colombia                   476       435       250       279        181
      United States               94       106        99       109        130
      Canada                       -         -         -         -         17
                             -------   -------   -------   -------   --------
       Total                     570       541       349       388        328
                             -------   -------   -------   -------   --------

  Total annual net gas
    production (MCF)
      United States            1,146     1,184     1,839     2,324      2,469
      Canada                       -         -         -         -         82
                             -------   -------   -------   -------   --------
       Total                   1,146     1,184     1,839     2,324      2,551
                             -------   -------   -------   -------   --------

  Average price per barrel
    of oil
      Colombia               $ 19.82   $ 16.39   $ 13.60   $ 14.02   $  14.88
      United States          $ 20.68   $ 16.78   $ 15.40   $ 16.90   $  19.44
      Canada                 $     -   $     -   $     -   $     -   $  19.45
  Average price per MCF of
    gas
      United States          $  2.07   $  1.70   $  1.97   $  2.12   $   1.92
      Canada                 $     -   $     -   $     -   $     -   $   1.56

At period end
  Total assets               $42,944   $45,460   $42,383   $45,017   $ 45,688
  Long term debt, including
    current portion          $ 7,990   $13,067   $ 6,640   $ 5,476   $ 17,217
  Stockholders' equity       $26,230   $27,167   $29,856   $32,316   $ 23,805

  Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 ("Statement 109"), without restatement of prior periods. Statement 109 requires recognition of deferred tax assets in certain circumstances and deferred tax liabilities for the future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. In connection with the application of the full cost method, the Company recorded a ceiling test write-down of oil and gas properties of $6,471,000 in 1992 (see Note 1 of Notes to Consolidated Financial Statements). The Company's Canadian operations were sold in 1991 and 1992.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


  The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements included elsewhere herein.

Results of Operations

1996 versus 1995
----------------

                                  United States    Colombia
                                   Oil     Gas        Oil     Total
                                 ------   ------   --------  -------
       (Thousands)

       Revenue - 1995            $1,781   $2,015    $7,132   $10,928

       Volume variance             (206)     (99)      671       366

       Price variance               365      422     1,634     2,421

       Other                          -       35         -        35
                                 ------   ------    ------   -------

       Revenue - 1996            $1,940   $2,373    $9,437   $13,750
                                 ======   ======    ======   =======

  Colombian oil volumes were 476,000 barrels in 1996, an increase of 41,000 barrels over 1995. Of such increase, approximately 110,000 barrels resulted from a fracture stimulation program involving eight wells that was completed in February 1996, net of normal production declines, and approximately 20,000 barrels resulted from the completion of two development wells in the latter part of 1996, offset by a decrease of approximately 90,000 barrels resulting from the Company's net revenue interest declining from 18% to 12.6% in mid-June 1996 when cumulative production from the concession reached the 7 million barrel threshold specified in the Santana risk-sharing contract.

  U.S. oil volumes were 94,000 barrels in 1996, down approximately 12,000 barrels from 1995. This decrease resulted primarily from normal production declines. U.S. gas volumes before gas balancing adjustments were 1,136,000 thousand cubic feet ("MCF") in 1996, a decrease of 62,000 MCF from 1995, resulting primarily from normal production declines, partially offset by new production from a development well completed at Main Pass 41 during October 1996.

  Included in 1996 results of operations are revenue and operating costs of $1,998,000 and $845,000, respectively, relating to the Company's U.S. onshore properties which were sold on December 23, 1996. During 1996, oil and gas volumes for such properties were approximately 17,000 barrels and 864,000 MCF, respectively, net to the Company.

  Colombian oil prices averaged $19.82 per barrel during 1996. The average for the same period in 1995 was $16.39. The Company's average U.S. oil price increased to $20.68 per barrel in 1996, up from $16.78 in 1995. U.S. gas prices averaged $2.07 per MCF in 1996 compared to $1.70 in 1995.

  Operating costs decreased $238,000, or 5%, mainly due to cost reductions in the Colombian operations. Depletion, depreciation and amortization ("DD&A") increased by 28%, or $1,584,000, primarily due to higher Colombian and U.S. DD&A rates per barrel and higher Colombian production. U.S. DD&A expenses increased on a per barrel basis to $5.93 in 1996 from $4.12 in 1995, primarily due to an increase in costs subject to amortization resulting from development costs incurred in 1996. Colombian DD&A expenses increased on a per barrel basis to $11.49 in 1996 from $9.79 in 1995, primarily due to an increase in costs subject to amortization resulting from development and exploratory costs incurred in 1996 and the transfer of unevaluated costs into the amortization base during 1996.

  General and administrative ("G&A") expense decreased $762,000, or 33%, as a result of a cost reduction program implemented by the Company during the first quarter of 1996. This program has targeted all categories of G&A.

  The Company incurred $196,000 of severance expense during 1996 relating to the termination of the employment of the Executive Vice President and Chief Operating Officer of the Company and certain other employees. For more information regarding such terminations, see Note 6 of Notes to Consolidated Financial Statements.

  Interest and other income (expense) increased $566,000 mainly due to a gain of $641,000 on the sale of the U.S. onshore oil and gas properties on December 23, 1996.

  Interest expense was $256,000 higher, primarily as a result of higher average balances outstanding in 1996. Debt refinancing expense of $100,000 represents a fee paid to ING (U.S.) Capital Corporation in consideration for certain modifications to the Company's credit agreement in March 1996.

  Income taxes were $500,000 higher in 1996 primarily as a result of an increase in Colombian taxable income and an increase in the valuation allowance for deferred Colombian tax assets.

1995 versus 1994
----------------

                                  United States   Colombia
                                   Oil     Gas      Oil     Total
                                 ------  ------   --------  -------
       (Thousands)

       Revenue - 1994            $1,521  $3,621    $3,404   $ 8,546

       Volume variance              113  (1,118)    2,514     1,509

       Price variance               147    (375)    1,214       986

       Other                          -    (113)        -      (113)
                                 ------  ------   --------  -------
       Revenue - 1995            $1,781  $2,015    $7,132   $10,928
                                 ======  ======   ========  =======

  Colombian oil volumes were 435,000 barrels in 1995, an increase of 185,000 barrels over 1994. Of such increase, approximately 210,000 barrels resulted from production from three wells in the Mary field and one well in the Miraflor field that did not produce during 1994 and one well in the Mary field that produced during only part of 1994, and approximately 28,000 barrels resulted from the hydraulic fractionation of the Toroyaco #3 well, offset by a decrease of approximately 35,000 barrels from the Aporte Putumayo concession and a decrease of approximately 18,000 barrels from the remaining wells in the Toroyaco and

Linda fields due to normal production declines. Production from the Aporte Putumayo concession was shutin effective March 31, 1995, pending abandonment of the concession.

  U.S. oil volumes were 106,000 barrels in 1995, an increase of 7,000 barrels from 1994. This increase resulted primarily from an increase of approximately 13,000 barrels due to the installation of a larger gas lift compressor at Breton Sound 31, partially offset by a decrease of approximately 5,000 barrels related to the sale of Ewing Bank 947, effective July 1, 1994. U.S. gas volumes before gas balancing adjustments were 1,198,000 MCF in 1995, a decrease of 585,000 MCF from 1994. Of such decrease, 217,000 MCF resulted from the sale of Ewing Bank 947 and 128,000 MCF resulted from decreased production from Main Pass 41 that was primarily due to the loss of one well, which ceased production in July 1994. The remaining decrease in gas volumes was primarily due to normal production declines.

  Colombian oil prices averaged $16.39 per barrel during 1995. The average price for the same period in 1994 was $13.60 per barrel. 1994 oil sales were subject to a sales contract with Ecopetrol, and the sales were based on a "netback" price as specified in the sales contract. During 1995 a new sales contract with Ecopetrol was in effect pursuant to which the crude was either exported or sold to a Colombian refinery. In 1995, the crude was generally exported and prices were higher due to a general increase in world oil prices.

  In addition to the above-mentioned variances, U.S. gas revenue decreased approximately $113,000 as a result of gas balancing adjustments.

  Operating costs increased by $552,000, or 12%, due primarily to an increase in Colombian production expense associated with the Mary and Miraflor fields. Such fields had minimal production during 1994.

  DD&A increased $1.8 million, or 44%, primarily due to higher Colombian volumes and to a higher Colombian DD&A rate per barrel. Colombian DD&A expenses increased on a per barrel basis to $9.79 in 1995 from $7.90 in 1994, as a result of a downward revision in Colombian reserve volumes and an increase in costs subject to amortization.

  G&A expense increased $233,000 due primarily to an increase in public ownership costs of $221,000 principally associated with being listed on the American Stock Exchange during 1995. In addition, $125,000 of fees were paid to an investment banking firm during 1995 to investigate and evaluate existing alternatives to enhance shareholder value. These costs were partially offset by a decrease in legal fees of $145,000.

  Interest and other income (expense) during 1995 increased primarily due to a $167,000 increase in foreign exchange gains from 1994 to 1995 and the absence in 1995 of a $156,000 charge incurred in 1994 relating to the settlement of litigation regarding the validity of a lease for vacated office space in London.

  Interest expense was $283,000 higher, primarily as a result of higher average balances outstanding.

  Income taxes increased $125,000 primarily due to the threshold for "commercial income" being reached in Colombia during 1995 resulting in the 12% remittance tax thereon. In 1994 the Company did not achieve commercial income in Colombia.

Liquidity and Capital Resources

  During the period 1994 through 1996, costs incurred in oil and gas property acquisition, exploration and development activities by the Company totaled approximately $23.6 million. Of this figure, approximately $23.5 million was for exploration and development costs and $0.1 million pertained to acquisitions of proved properties in the United States. Approximately 83% of the exploration and development expenditures were incurred in Colombia, while the remainder was primarily development costs incurred in the United States. The Company's sources of funds during this period were: (i) cash provided by operating activities - 1996 - $8.9 million; 1995 - $2.9 million; and 1994 - $3.1 million; (ii) net cash provided by investing activities (before property and equipment expenditures) - 1996 - $2.7 million; 1995 - $0.1 million; and 1994 - $2.5 million; and (iii) net cash provided by (used in) financing activities - 1996 - $(5.1) million; 1995 - $6.4 million; and 1994 - $1.2 million.

  The Company is engaged in the drilling of certain development wells and the recompletion of certain existing wells in Colombia. See "Item 2. Properties -- Significant Properties." The Company's share of the estimated future costs of these development activities is approximately $2.9 million at December 31, 1996. In addition, the Company is currently completing a 3-D seismic program on the Santana concession and a 2-D seismic program on the Yuruyaco concession. The Company's estimated share of these future seismic and certain other miscellaneous costs is approximately $1.0 million. Failure to fund certain capital expenditures could result in the forfeiture of all or part of the Company's interest in the concessions.

  The aggregate remaining estimated exploratory and development expenditures for 1997 and 1998 were $3.9 million at December 31, 1996. The Company plans to fund these obligations through cash provided from operations. Any substantial decreases in the borrowing base as hereinafter defined or increases in the amounts of these required expenditures could adversely affect the Company's ability to meet the obligations. Delays in obtaining the required environmental approvals and permits on a timely basis, as described above under "Item 1. Business -- Regulation," and construction delays could both, through the impact of inflation, increase the required expenditures. Cost overruns resulting from factors other than inflation could also increase the required expenditures. Historically, the inflation rate of the Colombian peso has been in the range of 20-30% per year. Devaluation of the peso against the U.S. dollar has historically been slightly less than the inflation rate in Colombia. The Company has historically funded capital expenditures in Colombia by converting U.S. dollars to pesos at such time as the expenditures have been made. As a result of the interaction between peso inflation and devaluation of the peso against the U.S. dollar, inflation, from the Company's perspective, had not been a significant factor. During 1994, the first half of 1995 and 1996, however, devaluation of the peso was substantially lower than the rate of inflation of the peso, resulting in an effective inflation rate in excess of that of the U.S. dollar. There can be no assurance that this trend will not continue or that, in such event, there will not be substantial increases in future capital expenditures as a result. Due to Colombian exchange controls and restrictions and the lack of an effective market, it is not feasible to hedge against the risk of net peso inflation against the U.S. dollar and the Company has not done so. Depending on the results of the exploration and development activities, substantial expenditures which have not been included in the Company's cash flow projections may be required. Although the ultimate outcome of these matters cannot be projected with certainty, management believes that its existing capital resources are adequate to fund its present obligations or that sufficient capital can be obtained by means of sales of assets or revision of current debt repayment terms to meet those obligations.

  The Company is a party to a credit agreement with ING (U.S.) Capital Corporation ("ING Capital") pursuant to which the borrower thereunder may borrow up to $25 million, subject to a borrowing base the determination of which is predicated on the Company's U.S. and Colombian reserves and which is redetermined annually. As of December 31, 1996, the borrowing base permitted, and the outstanding loan balance was, $7,990,000. Borrowings under the credit agreement bear interest at the prime commercial rate of the lender in effect from time to time for its most creditworthy customers plus 1% per annum or, at the Company's option, a fixed rate based on the London Interbank Offered Rate for a portion or portions of the outstanding indebtedness. The borrower under the credit agreement is Neo Energy, Inc., a wholly owned subsidiary of the Company and the owner of the Company's interests in the Colombian concessions. The indebtedness under the credit agreement is guaranteed by the parent company and certain other subsidiaries, including the wholly owned subsidiary that is the owner of all the Company's domestic oil and gas properties. The loan prohibits the payment of dividends by the Company and requires the maintenance of certain financial ratios. In December 1996, the Company entered into an agreement with ING Capital pursuant to which the outstanding loan balance was paid down to $7,990,000 from

$10,790,000 and the repayment schedule was amended to require monthly payments of $25,000 for the first seven months of 1997 and $521,000 for the last five months of 1997 and the first ten months of 1998.

  The Company's internal projections of its consolidated cash flow through December 31, 1998 indicate that the Company's consolidated cash flow and working capital will be adequate to fund both the estimated exploratory and development expenditures for 1997 and 1998 and the debt service relating to the ING Capital credit agreement as rescheduled through October 1998. These internal cash flow projections assume (i) crude oil sales prices of $20.66 per barrel for Colombian production and $21.52 per barrel for United States production and natural gas sales prices of $2.10 per MCF for United States production, (ii) successful completion of three development wells on the Santana Concession in Colombia,
(iii) production decline curves commensurate with those assumed by the Company's independent petroleum engineers, (iv) certain reductions in general and administrative costs and (v) interest rates and operating costs at current levels. Any significant inaccuracy in any of these assumptions, as well as interruptions of production, increases in required expenditures as a result of inflation or cost overruns or delays in the Company's development program, may adversely affect the Company's ability to fund such exploratory and development expenditures or to meet its existing debt service obligations. Depending on the results of the Company's exploration and development activities, substantial expenditures that have not been included in such cash flow projections may be required. For information regarding the risks relating to the Company's business, see "Item 1. Business -- Risks Associated with the Company's Business".

  During late 1995, the Company engaged in discussions with Garnet Resources Corporation, the parent of the co-owner of the Company's Colombian concessions, regarding a possible merger of the Company and Garnet Resources Corporation. In December 1995, these discussions were terminated as a result of the inability of the parties to reach agreement on terms and conditions of the proposed merger. At that time, the Board of Directors of the Company empowered a committee of directors to investigate and evaluate other strategic alternatives for the Company. That committee was dissolved on July 25, 1996 and its function was assumed by the entire Board of Directors.

  With the exception of historical information, the matters discussed in this annual report to shareholders contain forward-looking statements that involve risks and uncertainties. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its goals will be achieved. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include the timing and extent of changes in commodity prices for oil and gas, the extent of the Company's success in discovering, developing and producing reserves, political conditions in Colombia and conditions of the capital markets and equity markets during the periods covered by the forward-looking statements, as well as other factors described in "Item 1. Business - Risks Associated with the Company's Business."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


  See the Financial Statements of Aviva Petroleum Inc. attached hereto and listed in Item 14 herein.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


  The information required with respect to directors is set forth under the caption "Election of Directors" and "Beneficial Ownership of Securities" in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A and is incorporated herein by reference.



ITEM 11. EXECUTIVE COMPENSATION


  The information required is set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A and is incorporated herein by reference.



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


  The information required is set forth under the caption "Beneficial Ownership of Securities" in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A and is incorporated herein by reference.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


  The information required is set forth under the caption "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


a.   The following documents are filed as part of this report:

     (1) Financial Statements: The Financial Statements of Aviva Petroleum Inc. filed as part of this report are listed in the "Index to Financial Statements" included elsewhere herein.
     (2) Financial Statement Schedules: All schedules called for under Regulation S-X have been omitted because they are not applicable, the required information is not material or the required information is included in the consolidated financial statements or notes thereto.

     (3)  Exhibits:

          *3.1 Restated Articles of Incorporation of the Company dated July 25, 1995 (filed as exhibit 3.1 to the Company's annual report on Form 10-K for the year ended December 31, 1995, File No. 0-22258, and incorporated herein by reference).

          *3.2 Amended and Restated Bylaws of the Company, as amended as of January 23, 1995 (filed as exhibit 3.2 to the Company's annual report on Form 10-K for the year ended December 31, 1994, File No. 0-22258, and incorporated herein by reference).

          *10.1 Risk Sharing Contract between Empresa Colombiana de Petroleos
                ("Ecopetrol"), Argosy Energy International ("Argosy") and Neo Energy, Inc. ("Neo") (filed as exhibit 10.1 to the Company's Registration Statement on Form10, File No. 0-22258, and incorporated herein by reference).

          *10.2 Contract for Exploration and Exploitation of Sector Number 1 of the Aporte Putumayo Area ("Putumayo") between Ecopetrol and Cayman Corporation of Colombia dated July 24, 1972 (filed as exhibit 10.2 to the Company's Registration Statement on Form10, File No. 0-22258, and incorporated herein by reference).

          *10.3 Operating Agreement for Putumayo between Argosy and Neo dated
                September 16, 1987 and amended on January 4, 1989 and February 23, 1990 (filed as exhibit 10.3 to the Company's Registration Statement on Form10, File No. 0-22258, and incorporated herein by reference).

          *10.4 Operating Agreement for the Santana Area ("Santana") between
                Argosy and Neo dated September 16, 1987 and amended on January 4, 1989, February 23, 1990 and September 28, 1992 (filed as exhibit 10.4 to the Company's Registration Statement on Form10, File No. 0-22258, and incorporated herein by reference).

          *10.5 Agreement of Withdrawal from Argosy dated September 16, 1987 by and among Argosy, Neo, and Argosy Energy Incorporated, as general partners; and Parkside Investments, Richard Shaner McKnight, Douglas W. Fry, P-5 Ltd., GO-DEO, Inc., Dale E. Armstrong, Richard Shane McKnight, The Yvonne McKnight Trust, and William Gaskin, as limited partners (filed as exhibit 10.5 to the Company's Registration Statement on Form10, File No. 0-22258, and incorporated herein by reference).

          *10.6 Option Agreement dated September 16, 1987 between the general and limited partners of Argosy and Neo (filed as exhibit 10.6 to the Company's Registration Statement on Form10, File No. 0-22258, and incorporated herein by reference).

          *10.7 Escrow Agreement between Argosy, Neo, Overseas Private
                Investment Corporation and The Chase Manhattan Bank dated March 15, 1988 and amended on May 31, 1990 (filed as exhibit 10.7 to the Company's Registration Statement on Form10, File No. 0-22258, and incorporated herein by reference).

          *10.8 Santana Block A Relinquishment dated March 6, 1990 between
                Ecopetrol, Argosy and Neo (filed as exhibit 10.8 to the Company's Registration Statement on Form10, File No. 0-22258, and incorporated herein by reference).

          *10.9 Purchase Sale - Transportation and Commercialization of the Santana Crude between Ecopetrol, Argosy and Neo (filed as exhibit 10.9 to the Company's Registration Statement on Form 10, File No. 0-22258, and incorporated herein by reference).

          *10.10 La Fragua Association Contract dated June 1, 1992 between
                 Ecopetrol, Argosy and Neo (filed as exhibit 10.10 to the Company's Registration Statement on Form 10, File No. 0-22258, and incorporated herein by reference).

          *10.11 Operating Agreement for the La Fragua Area between Argosy and Neo dated April 15, 1992 (filed as exhibit 10.11 to the Company's Registration Statement on Form 10, File No. 0-22258, and incorporated herein by reference).

          *10.12 Employment Agreement between the Company and Ronald Suttill dated November 29, 1991 (filed as exhibit 10.12 to the Company's Registration Statement on Form 10, File No. 0-22258, and incorporated herein by reference).

          *10.13 Employee Stock Option Plan of the Company (filed as exhibit
                 10.13 to the Company's Registration Statement on Form 10, File No. 0-22258, and incorporated herein by reference).

          *10.14 Letter agreement dated January 6, 1993 between NationsBank
                 Investment Banking and the Company (filed as exhibit 10.14 to the Company's Registration Statement on Form 10, File No. 0-22258, and incorporated herein by reference).

          *10.15 Letter agreement dated March 3, 1993 between EnCap
                 Investments L.C. and the Company (filed as exhibit 10.15 to the Company's Registration Statement on Form 10, File No. 0-22258, and incorporated herein by reference).

          *10.16 Credit Agreement dated August 6, 1993 between the Company,
                 Aviva America, Inc. ("Aviva America"), Neo and Internationale Nederlanden Bank N.V., New York Branch ("ING Capital") (filed as exhibit 10.16 to the Company's Registration Statement on Form 10, File No. 0-22258, and incorporated herein by reference).

          *10.17 Subordination Agreement dated August 6, 1993 between the
                 Company, Aviva America, Aviva Operating Company ("Aviva Operating"), Neo and ING Capital (filed as exhibit 10.17 to the Company's Registration Statement on Form 10, File No. 0-22258, and incorporated herein by reference).

          *10.18 Stock Pledge Agreement dated August 6, 1993 between the Company and ING Capital (filed as exhibit 10.18 to the Company's Registration Statement on Form 10, File No. 0-22258, and incorporated herein by reference).

          *10.19 Stock Pledge Agreement dated August 6, 1993 between Aviva
                 America and ING Capital (filed as exhibit 10.19 to the Company's Registration Statement on Form 10, File No. 0-22258, and incorporated herein by reference).

          *10.20 Guaranty dated August 6, 1993 made by the Company in favor of ING Capital (filed as exhibit 10.20 to the Company's Registration Statement on Form 10, File No. 0-22258, and incorporated herein by reference).

          *10.21 Guaranty dated August 6, 1993 made by Aviva America in favor of
                 ING Capital (filed as exhibit 10.21 to the Company's Registration Statement on Form 10, File No. 0-22258, and incorporated herein by reference).

          *10.22 Guaranty dated August 6, 1993 made by Aviva Operating in favor of ING Capital (filed as exhibit 10.22 to the Company's Registration Statement on Form 10, File No. 0-22258, and incorporated herein by reference).

          *10.23 Form of Subscription Agreement dated June 18, 1993 between the
                 Company and purchasers of 12,884,207 shares of common stock ("Purchasers") (filed as exhibit 10.23 to the Company's Registration Statement on Form 10, File No. 0-22258, and incorporated herein by reference).

          *10.24 Option Agreement between RBS and Aviva Energy Inc. ("Aviva
                 Energy") dated July 1, 1993 (filed as exhibit 10.24 to the Company's Registration Statement on Form 10, File No. 0-22258, and incorporated herein by reference).

            *10.25 Option Agreement between Aviva Energy and Purchasers dated July 1, 1993 (filed as exhibit 10.25 to the Company's Registration Statement on Form 10, File No. 0-22258, and incorporated herein by reference).

            *10.26 Santana Block B 50% relinquishment dated September 13, 1993 between Ecopetrol, Argosy and Neo (filed as exhibit 10.26 to the Company's annual report on Form 10-K for the year ended December 31, 1993, File No. 0-22258, and incorporated herein by reference).

            *10.27 Amendment to La Fragua Association contract dated December 2, 1993 between Ecopetrol, Argosy and Neo (filed as exhibit
                    10.27 to the Company's annual report on Form 10-K for the year ended December 31, 1993, File No. 0-22258, and incorporated herein by reference).

            *10.28 Letter from Ecopetrol dated February 24, 1994 and Resolution dated February 18, 1994 revising pipeline tariff (filed as exhibit 10.28 to the Company's annual report on Form 10-K for the year ended December 31, 1993, File No. 0-22258, and incorporated herein by reference).

            *10.29 Aviva Petroleum Inc. 401(k) Retirement Plan effective March 1, 1992 (filed as exhibit 10.29 to the Company's annual report on Form 10-K for the year ended December 31, 1993, File No. 0-22258, and incorporated herein by reference).

            *10.30 Relinquishment of Putumayo dated December 1, 1993 (filed as exhibit 10.30 to the Company's annual report on Form 10-K for the year ended December 31, 1993, File No. 0-22258, and incorporated herein by reference).

            *10.31 Amendment to ING Capital agreement dated March 28, 1994 (filed as exhibit 10.31 to the Company's annual report on Form 10-K for the year ended December 31, 1993, File No. 0-22258, and incorporated herein by reference).

            *10.32 Deposit Agreement dated September 15, 1994 between the Company and Chemical Shareholder Services Group, Inc. (filed as exhibit 10.29 to the Company's Registration Statement on Form S-1, File No. 33-82072, and incorporated herein by reference).

            *10.33 Form of Registration Agreement dated as of September 15, 1994 between the Company and Shearson Lehman Brothers Inc. (filed as exhibit 10.30 to the Company's Registration Statement on Form S-1, File No. 33-82072, and incorporated herein by reference).

            *10.34 Form of Registration Agreement and Limited Power of Attorney dated as of September 15, 1994 between the Company and all other Selling Shareholders (filed as exhibit 10.31 to the Company's Registration Statement on Form S-1, File No. 33-82072, and incorporated herein by reference).

            *10.35 Form of Broker-Dealer Agreement dated as of October 19, 1994 between the Company and Petrie Parkman & Co. (filed as exhibit 10.32 to the Company's Registration Statement on Form S-1, File No. 33-82072, and incorporated herein by reference).

            *10.36 Purchase and Sale Agreement dated July 22, 1994 by and between Newfield Exploration Company and Aviva America (filed as exhibit 10.33 to the Company's Registration Statement on Form S-1, File No. 33-82072, and incorporated herein by reference).

            *10.37  Letter from ING Capital dated October 27, 1994, amending
                    Section 5.2(n) of the Credit Agreement (filed as exhibit
                    10.37 to the Company's annual report on Form 10-K for the year ended December 31, 1994, File No. 0-22258, and incorporated herein by reference).

            *10.38 Letter from Ecopetrol dated December 28, 1994, accepting relinquishment of Putumayo (filed as exhibit 10.38 to the Company's annual report on Form 10-K for the year ended December 31, 1994, File No. 0-22258, and incorporated herein by reference).

        *10.39 Letter from Ecopetrol dated February 28, 1995, accepting modifications to the La Fragua Association Contract (filed as exhibit 10.39 to the Company's annual report on Form 10-K for the year ended December 31, 1994, File No. 0-22258, and incorporated herein by reference).

        *10.40 Amendment to ING Capital Credit Agreement dated March 7, 1995 (filed as exhibit 10.40 to the Company's annual report on Form 10-K for the year ended December 31, 1994, File No. 0-22258, and incorporated herein by reference).

        *10.41 Santana Crude Oil Sale Contract dated March 19, 1995 (filed as exhibit 10.41 to the Company's annual report on Form 10-K for the year ended December 31, 1994, File No. 0-22258, and incorporated herein by reference).

        *10.42 Employment Agreement between the Company and Ronald Suttill effective January 1, 1995 (filed as exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1995, File No. 0-22258, and incorporated herein by reference).

        *10.43 Employment Agreement between the Company and Robert C. Boyd effective January 1, 1995 (filed as exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1995, File No. 0-22258, and incorporated herein by reference).

        *10.44 Amendment to ING Capital Credit Agreement dated June 9, 1995 (filed as exhibit 10.3 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1995, File No. 0-22258, and incorporated herein by reference).

        *10.45  Amendment to the Incentive and Nonstatutory Stock Option
                Plan of the Company (filed as exhibit 10.4 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1995, File No. 0-22258, and incorporated herein by reference).

        *10.46 Aviva Petroleum Inc. 1995 Stock Option Plan (filed as exhibit 10.5 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1995, File No. 0-22258, and incorporated herein by reference).

        *10.47 Yuruyaco Association Contract dated September 20, 1995 between Ecopetrol, Argosy and Neo (filed as exhibit 10.6 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1995, File No. 0-22258, and incorporated herein by reference).

        *10.48  Letter from ING Capital dated November 3, 1995, amending
                Section 5.2 (n) of the Credit Agreement (filed as exhibit 10.7 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1995, File No. 0-22258, and incorporated herein by reference).

        *10.49 Amendment to the Santana Crude Oil Sale Contract (filed as exhibit 10.49 to the Company's annual report on Form 10-K for the year ended December 31, 1995, File No. 0-22258, and incorporated herein by reference).

        *10.50  Amendment to the La Fragua Association Contract dated April
                27, 1995 (filed as exhibit 10.50 to the Company's annual report on Form 10-K for the year ended December 31, 1995, File No. 0-22258, and incorporated herein by reference).

        *10.51  Santana Block B 25% relinquishment dated October 2, 1995
                (filed as exhibit 10.51 to the Company's annual report on Form 10-K for the year ended December 31, 1995, File No. 0-22258, and incorporated herein by reference).

        *10.52 Amendment to the La Fragua Association Contract dated August 1, 1995 (filed as exhibit 10.52 to the Company's annual report on Form 10-K for the year ended December 31, 1995, File No. 0-22258, and incorporated herein by reference)

        *10.53  Operating Agreement for the Yuruyaco Area between Argosy and
                Neo dated November 7, 1995 (filed as exhibit 10.53 to the Company's annual report on Form 10-K for the year ended December 31, 1995, File No. 0-22258, and incorporated herein by reference).

        *10.54 Letter from ING Capital dated March 19, 1996, amending the borrowing base, schedule of principal repayments and Section 5.2
                (m) of the Credit Agreement (filed as exhibit 10.54 to the Company's annual report on Form 10-K for the year ended December 31, 1995, File No. 0-22258, and incorporated herein by reference).

        *10.55  Amendment to the ING Capital Credit Agreement dated March
                29, 1996 (filed as exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1996, File No. 0-22258, and incorporated herein by reference).

        *10.56 Aviva Petroleum Inc. Severance Benefit Plan (filed as exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1996, File No. 0-22258, and incorporated herein by reference).

       **10.57 Amendment to the ING Capital Credit Agreement dated November 22, 1996.

       **10.58 Purchase and Sale Agreement dated November 22, 1996 between BWAB Incorporated and Aviva America.

       **10.59 Purchase and Sale Agreement dated December 6, 1996 between Lomak Petroleum Inc. and Aviva America.

       **10.60  Santana Crude Sale and Purchase Agreement dated February
                10, 1997.

        *21.1   List of subsidiaries of Aviva Petroleum Inc.

       **27.1   Financial Data Schedule

       ---------------------

       *        Previously Filed
       **       Filed Herewith

b. Reports on Form 8-K
   -------------------

   The Company filed the following Current Reports on Form 8-K during and subsequent to the end of the fourth quarter:

   Date of 8-K                Description of 8-K
   -----------                ------------------

   October 2, 1996            Submitted a copy of the Company's Press Release
                              dated October 2, 1996 reporting on the Company's progress on U.S. operations.

   November 12, 1996          Submitted a copy of the Company's Press Release
                              dated November 12, 1996 announcing production increases in the Gulf of Mexico.

   November 20, 1996          Submitted a copy of the Company's Press Release
                              dated November 20, 1996 reporting industry discussions on Breton Sound in the Gulf of Mexico.

   November 26, 1996          Submitted a copy of the Company's Press release
                              dated November 26, 1996 reporting agreement to sell U.S. onshore properties.

   December 3, 1996           Submitted a copy of the Company's Press release
                              dated December 3, 1996 reporting on the Company's
                              Colombian development program.

   January 7, 1997            Submitted a copy of the Company's Press release
                              dated January 7, 1997 reporting on the closing of the U.S. onshore properties sale.

   January 8, 1997            Submitted a copy of the Company's Press release
                              dated January 8, 1997 reporting on the Company's
                              Colombian exploration and development operations.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AVIVA PETROLEUM INC.


                                       By:  /s/ Ronald Suttill
                                            ------------------------------------
                                            Ronald Suttill
                                            Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                       TITLE                                 DATE

/s/ Ronald Suttill          President, Chief Executive Officer    March 17, 1997
--------------------------  and Director (principal executive     --------------
Ronald Suttill              officer)


/s/ James L. Busby          Treasurer and Secretary               March 17, 1997
--------------------------  (principal financial and accounting   --------------
James L. Busby              officer)


/s/ John J. Lee             Director                              March 13, 1997
--------------------------                                        --------------
John J. Lee


/s/ Elliott Roosevelt, Jr.  Director                              March 17, 1997
--------------------------                                        --------------
Elliott Roosevelt, Jr.


/s/ James E. Tracey         Director                              March 17, 1997
--------------------------                                        --------------
James E. Tracey

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                Page
                                                                ----

Independent Auditors' Report..................................    36

Consolidated Balance Sheet as of December 31, 1996 and 1995...    37

Consolidated Statement of Operations for the years
     ended December 31, 1996, 1995 and 1994...................    38

Consolidated Statement of Cash Flows for the years
     ended December 31, 1996, 1995 and 1994...................    39

Consolidated Statement of Stockholders' Equity for the years
     ended December 31, 1996, 1995 and 1994...................    40

Notes to Consolidated Financial Statements....................    41

Supplementary Information Related to Oil and Gas Producing
     Activities (Unaudited)...................................    54


All schedules called for under Regulation S-X have been omitted because they are not applicable, the required information is not material or the required information is included in the consolidated financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

The Board of Directors
Aviva Petroleum Inc.:

We have audited the accompanying consolidated balance sheet of Aviva Petroleum Inc. and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aviva Petroleum Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.





                                         /s/ KPMG Peat Marwick LLP



Dallas, Texas
February 28, 1997

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                           DECEMBER 31, 1996 AND 1995
                    (in thousands, except number of shares)

                                                            1996       1995
                                                          ---------  ---------
ASSETS

Current assets:
 Cash and cash equivalents                                $  2,041   $  4,200
 Accounts and notes receivable (notes 2 and 8):
   Oil and gas revenue                                       1,699      1,881
   Trade                                                     1,674        388
   Other                                                       377        487
 Inventories                                                   721        809
 Prepaid expenses and other                                    282        667
                                                          --------   --------

   Total current assets                                      6,794      8,432
                                                          --------   --------

Property and equipment, at cost (note 3):
 Oil and gas properties and equipment (full cost method)    58,324     80,544
 Other                                                         613        626
                                                          --------   --------
                                                            58,937     81,170
 Less accumulated depreciation, depletion
   and amortization                                        (23,991)   (45,663)
                                                          --------   --------
                                                            34,946     35,507
Other assets (note 2)                                        1,204      1,521
                                                          --------   --------

                                                          $ 42,944   $ 45,460
                                                          ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current portion of long term debt (note 3)               $  2,780   $  2,397
 Accounts payable                                            6,271      2,783
 Accrued liabilities                                           357        217
                                                          --------   --------
   Total current liabilities                                 9,408      5,397
                                                          --------   --------

Long term debt, excluding current portion (note 3)           5,210     10,670
Gas balancing obligations and other (note 10)                1,404      1,729
Deferred foreign income taxes (note 7)                         692        497
Stockholders' equity (notes 3 and 5):
 Common stock, no par value, authorized 348,500,000
   shares; issued 31,482,716 shares                          1,574      1,574
 Additional paid-in capital                                 33,376     33,376
 Accumulated deficit*                                       (8,720)    (7,783)
                                                          --------   --------

   Total stockholders' equity                               26,230     27,167

Commitments and contingencies (note 9)
                                                          --------   --------
                                                          $ 42,944   $ 45,460
                                                          ========   ========

*Accumulated deficit of $70,057 was eliminated at December 31, 1992 in connection with a quasi-reorganization. See note 5.

See accompanying notes to consolidated financial statements.

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                     (in thousands, except per share data)

                                                 1996      1995      1994
                                               --------  --------  --------

Oil and gas sales (note 8)                     $13,750   $10,928   $ 8,546
                                               -------   -------   -------

Expense:
 Production                                      4,834     5,072     4,520
 Depreciation, depletion and amortization        7,339     5,755     3,984
 General and administrative                      1,554     2,316     2,083
 Severance (note 6)                                196         -         -
                                               -------   -------   -------

   Total expense                                13,923    13,143    10,587
                                               -------   -------   -------

Other income (expense):
 Interest and other income (expense),
   net (note 4)                                  1,061       495       142
 Interest expense                                 (814)     (558)     (275)
 Debt refinancing expense (note 3)                (100)        -         -
                                               -------   -------   -------

   Total other income (expense)                    147       (63)     (133)
                                               -------   -------   -------

   Loss before income taxes                        (26)   (2,278)   (2,174)
Income taxes (note 7)                             (911)     (411)     (286)
                                               -------   -------   -------

   Net loss                                    $  (937)  $(2,689)  $(2,460)
                                               =======   =======   =======

Weighted average common shares outstanding      31,483    31,483    31,483
                                               =======   =======   =======


Net loss per common share                      $ (0.03)  $ (0.09)  $ (0.08)
                                               =======   =======   =======

See accompanying notes to consolidated financial statements.

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 (in thousands)

                                                      1996      1995     1994
                                                     -------   -------  -------
Net loss                                             $  (937)  $(2,689) $(2,460)
Adjustments to reconcile net loss to
 net cash provided by operating activities:
  Depreciation, depletion and amortization             7,339     5,755    3,984
  Deferred foreign income taxes                          195        (5)      37
  Loss (gain) on sale of assets, net                    (651)        2        -
  Foreign currency exchange loss (gain), net              16      (164)       3
  Other                                                 (253)     (168)     (57)
  Changes in assets and liabilities:
   Accounts and notes receivable                        (916)      767    2,843
   Inventories                                            88       212      231
   Prepaid expenses and other                            406        (6)    (291)
   Accounts payable and accrued liabilities            3,656      (843)  (1,230)
                                                     -------   -------  -------

     Net cash provided by operating activities         8,943     2,861    3,060
                                                     -------   -------  -------

Cash flows from investing activities:
 Property and equipment expenditures                  (8,667)   (7,457)  (7,503)
 Proceeds from sale of assets                          2,729        73    2,198
 Other                                                   (46)        -      313
                                                     -------   -------  -------

     Net cash used in investing activities            (5,984)   (7,384)  (4,992)
                                                     -------   -------  -------
Cash flows from financing activities:
 Proceeds from long term debt                              -     7,100    4,801
 Principal payments on long term debt                 (5,077)     (673)  (3,637)
                                                     -------   -------  -------
      Net cash provided by (used in) financing
       activities                                     (5,077)    6,427    1,164
                                                     -------   -------  -------

Effect of exchange rate changes on cash and
 cash equivalents                                        (41)      314       (4)
                                                     -------   -------  -------

Net increase (decrease) in cash and cash
  equivalents                                         (2,159)    2,218     (772)
Cash and cash equivalents at beginning of year         4,200     1,982    2,754
                                                     -------   -------  -------

Cash and cash equivalents at end of year             $ 2,041   $ 4,200  $ 1,982
                                                     =======   =======  =======

See accompanying notes to consolidated financial statements.

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                    (in thousands, except number of shares)

                         Common Stock
                      ------------------  Additional                 Total
                      Number of             Paid-in   Accumulated  Stockholders'
                        Shares     Amount   Capital     Deficit      Equity
                      ----------  ------- ----------- ----------- -------------
Balances at
 December 31,1993     31,482,716   $1,574   $33,376     $(2,634)     $32,316

Net loss                       -        -         -      (2,460)      (2,460)
                      ----------   ------   -------     -------      -------

Balances at
 December 31, 1994    31,482,716    1,574    33,376      (5,094)      29,856

Net loss                       -        -         -      (2,689)      (2,689)
                      ----------   ------   -------     -------      -------

Balances at
 December 31, 1995    31,482,716    1,574    33,376      (7,783)      27,167

Net loss                       -        -         -        (937)        (937)
                      ----------   ------   -------     -------      -------

Balances at
 December 31, 1996    31,482,716   $1,574   $33,376     $(8,720)     $26,230
                      ==========   ======   =======     =======      =======

See accompanying notes to consolidated financial statements.

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     General
     Aviva Petroleum Inc. and its subsidiaries (the "Company") are engaged in the business of exploring for, developing and producing oil and gas in Colombia and in the United States. The Company's Colombian oil production is sold to Empresa Colombiana de Petroleos, the Colombian national oil company ("Ecopetrol"), while the Company's U.S. oil and gas production is sold to numerous U.S. purchasers. (See notes 8 and 11.)

     Oil and gas are the Company's only products and there is substantial uncertainty as to the prices that the Company may receive for its production. A decrease in these prices would affect operating results adversely.

     Principles of Consolidation
     The consolidated financial statements include the accounts of Aviva Petroleum Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Inventories
     Inventories consist primarily of tubular goods, oilfield equipment and spares and are stated at the lower of average cost or market.

     Property and Equipment
     Under the full cost method of accounting for oil and gas properties, all productive and nonproductive property acquisition, exploration and development costs are capitalized in separate cost centers for each country. Such capitalized costs include lease acquisition costs, delay rentals, geophysical, geological and other costs, drilling, completion and other related costs and direct general and administrative expenses associated with property acquisition, exploration and development activities. Capitalized general and administrative costs include internal costs such as salaries and related benefits paid to employees to the extent that they are directly engaged in such activities, as well as all other directly identifiable general and administrative costs associated with such activities, including rent, utilities and insurance and do not include any costs related to production, general corporate overhead, or similar activities. Capitalized internal general and administrative costs were $129,000 in 1996, $156,000 in 1995 and $142,000 in 1994.

     Evaluated capitalized costs of oil and gas properties and the estimated future development, site restoration, dismantlement and abandonment costs are amortized by cost center, using the units-of-production method. Total net future site restoration, dismantlement and abandonment costs are estimated to be $1,140,000 of which $723,000 has been provided through December 31, 1996.

     Depreciation, depletion and amortization expense per equivalent barrel of production was as follows:

                                     1996        1995        1994
                                   ------       -----       -----
               United States       $ 5.93       $4.12       $4.05

               Colombia            $11.49       $9.79       $7.90


                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     In accordance with the full cost method of accounting, the net capitalized costs of oil and gas properties less related deferred income taxes for each cost center are limited to the sum of the estimated future net revenues from the properties at current prices less estimated future expenditures, discounted at 10%, and unevaluated costs not being amortized, less income tax effects related to differences between the financial and tax bases of the properties, computed on a quarterly basis.

     Depletion expense and limits to capitalized costs are based on estimates of oil and gas reserves which are inherently imprecise and assume current prices for future net revenues. Accordingly, it is reasonably possible that the estimates of reserves quantities and future net revenues could differ materially in the near term from amounts currently estimated. Moreover, a future decrease in the prices the Company receives for its oil and gas production or downward reserve adjustments could, for either the U.S. or Colombian cost centers, result in a ceiling test write-down that is significant to the Company's operating results.

     Gains and losses on sales of oil and gas properties are not recognized in income unless the sale involves a significant portion of the reserves associated with a particular cost center. Capitalized costs associated with unevaluated properties are excluded from amortization until it is determined whether proved reserves can be assigned to such properties or until the value of the properties is impaired. Unevaluated costs of $1,066,000 and $3,012,000 were excluded from amortization at December 31, 1996 and 1995, respectively. Unevaluated properties are assessed quarterly to determine whether any impairment has occurred. The unevaluated costs at December 31, 1996 represent exploration costs and were incurred primarily during the four-year period ended December 31, 1996. Such costs are expected to be evaluated and included in the amortization computation within the next three years.

     The Company sold, on December 23, 1996, all of its remaining U.S. onshore oil and gas properties for $2,702,000 in cash, net of closing adjustments. The sale involved a significant portion of the reserves associated with the U.S. cost center and, accordingly, the resultant gain on the sale has been recognized in the accompanying Consolidated Statement of Operations for 1996. (See note 4.)

     In July 1994, the Company sold its entire interest in one of its offshore properties, Ewing Bank 947, for $2,325,000 in cash. The sale proceeds reduced the carrying value of the Company's oil and gas properties.

     Other property and equipment is depreciated using the straight line method over the estimated useful lives of the assets.

     Gas Balancing
     The Company uses the entitlements method of accounting for gas sales. Gas production taken by the Company in excess of amounts entitled is recorded as a liability to the other joint owners. Excess gas production taken by others is recognized as income to the extent of the Company's proportionate share of the gas sold and a related receivable is recorded from the other joint owners.

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Interest Expense
     The Company capitalizes interest costs on qualifying assets, principally unevaluated oil and gas properties. During 1996, 1995 and 1994, the Company capitalized $189,000, $295,000 and $238,000 of interest, respectively.

     Loss Per Common Share
     Loss per common share is based on the weighted average common shares outstanding. The effects of common stock equivalents (note 5) are antidilutive.

     Income Taxes
     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("Statement 109") which requires recognition of deferred tax assets in certain circumstances and deferred tax liabilities for the future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities.

     Statement of Cash Flows
     The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. The Company paid interest, net of amounts capitalized, of $834,000 in 1996, $591,000 in 1995 and $183,000 in 1994 and paid income taxes of $111,000 in 1996,
     $178,000 in 1995 and $163,000 in 1994.

     Fair Value of Financial Instruments
     The reported values of cash, cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities. The reported value of long-term debt approximates its fair value since the applicable interest rate approximates market rates.

     Foreign Currency Translation
     The accounts of the Company's foreign operations are translated into United States dollars in accordance with Statement of Financial Accounting Standards No. 52. The United States dollar is used as the functional currency. Exchange adjustments resulting from foreign currency transactions are recognized in expense or income in the current period.

     Use of Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(2) OTHER ASSETS

A summary of other assets follows:

                                                        December 31
                                                    --------------------
                                                        (thousands)
                                                      1996          1995
                                                    ------        ------

 Deferred financing charges                         $  225        $  344
 Gas balancing (note 10)                                 4           624
 Ecopetrol receivable, excluding current portion        76           180
 Abandonment funds for U.S. offshore properties        853           373
 Other                                                  46             -
                                                    ------        ------

                                                    $1,204        $1,521
                                                    ======        ======

     Amounts due from Ecopetrol represent estimated costs which the Company is entitled to recover from Ecopetrol's share of oil production in Colombia. Accounts receivable - other include $85,000 and $341,000 for 1996 and 1995, respectively, representing the current portion of such costs.

(3)  LONG TERM DEBT

     A summary of long term debt follows:

                                                   December 31
                                                -----------------
                                                    (thousands)
                                                   1996      1995
                                                -------   -------

 Note payable to ING Capital                    $ 7,990   $13,000

 Other obligation                                     -        67
                                                -------   -------
                                                  7,990    13,067
 Less current portion                             2,780     2,397
                                                -------   -------
                                                $ 5,210   $10,670
                                                =======   =======

     On August 6, 1993, the Company entered into a credit agreement with ING (U.S.) Capital Corporation ("ING Capital"), secured by a mortgage on substantially all U.S. oil and gas assets, a pledge of Colombian assets and the stock of three subsidiaries, pursuant to which ING Capital agreed to loan to the Company up to $25 million, subject to an annually redetermined borrowing base which is predicated on the Company's U.S. and Colombian reserves. As of December 31, 1996, the borrowing base permitted, and the outstanding loan balance was, $7,990,000. The outstanding loan balance bears interest at the ING Capital prime rate (8.25% at December 31, 1996) plus 1% or, at the option of the Company, a fixed rate, based on the London Interbank Offered Rate, for a portion or portions of the outstanding debt from time to time. Commitment fees of .5% on the unused credit were payable quarterly until December 31, 1995, at which time the credit facility converted from a revolving credit facility to a term loan. The terms of the loan, among other things, prohibit the Company from merging with another company or paying dividends, limit additional indebtedness, general and administrative expense, sales of assets and investments and require the maintenance of certain minimum financial ratios. The agreement also requires the Company to maintain a minimum consolidated tangible net worth of $22,000,000.

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     In December 1996, the Company entered into an agreement with ING Capital pursuant to which the outstanding loan balance was paid down to $7,990,000 from $10,790,000 concurrent with the sale of the U.S. onshore properties and the repayment schedule was amended to require monthly payments of $25,000 for the first seven months of 1997 and $521,000 for the last five months of 1997 and the first ten months in 1998.

     The aggregate maturities of long term debt at December 31, 1996 are: 1997 - $2,780,000 and 1998 - $5,210,000.

     In consideration of certain modifications to the above referenced credit agreement in March 1996 the Company paid a fee of $100,000 to ING Capital.

(4)  INTEREST AND OTHER INCOME (EXPENSE)

     A summary of interest and other income (expense) follows:

                                                        (thousands)
                                                  1996      1995      1994
                                                ------  -----------  ------
        Gain (loss) on sale of assets, net      $  651      $ (2)     $  -
        Interest income                            231       157       166
        Foreign currency exchange gain (loss)      (16)      164        (3)
        Other, net                                 195       176       (21)
                                                ------      ----      ----
                                                $1,061      $495      $142
                                                ======      ====      ====

(5)  STOCKHOLDERS' EQUITY

     Quasi-Reorganization
     Effective December 31, 1992, the Board of Directors of the Company approved a quasi-reorganization which resulted in a reclassification of the
     accumulated deficit of $70,057,000 at that date to paid-in capital.   No
     adjustments were made to the Company's assets and liabilities since the historical carrying values approximated or did not exceed the estimated fair values.

     Stock Option Plans
     At December 31, 1996, the Company has two stock option plans, which are described below. The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock option plans been determined consistent with FASB Statement No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

                                                 1996          1995
                                                ------        -------

          Net loss           As reported        $ (937)       $(2,689)

                             Pro forma          $ (947)       $(2,805)

          Loss per share     As reported        $(0.03)       $ (0.09)

                             Pro forma          $(0.03)       $ (0.09)

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     At the Annual Meeting of Shareholders held on June 6, 1995, the Company's shareholders approved the adoption of the Aviva Petroleum Inc. 1995 Stock Option Plan (the "Current Plan"). The Current Plan is administered by a committee (the "Committee") composed of two or more outside directors of the Company, who are disinterested within the meaning of Rule 16b-3(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Except as indicated below and except for non-discretionary grants to non-employee directors, the Committee has authority to determine all terms and provisions under which options are granted pursuant to the Current Plan, including (i) the determination of which employees shall be eligible to receive options, (ii) the number of shares for which an option shall be granted and (iii) the terms and conditions upon which options may be granted. Options will vest at such times and under such conditions as determined by the Committee, as permitted under the Current Plan. An aggregate of up to 1,000,000 shares of the Company's common stock may be issued upon exercise of stock options or in connection with restricted stock awards that may be granted under the Current Plan.

     The aggregate fair market value (determined at the time of grant) of shares issuable pursuant to incentive stock options which first become exercisable in any calendar year by a participant in the Current Plan may not exceed $100,000. The maximum number of shares of common stock which may be subject to an option or restricted stock grant awarded to a participant in a calendar year cannot exceed 100,000. Incentive stock options granted under the Current Plan may not be granted at a price less than 100% of the fair market value of the common stock on the date of grant (or 110% of the fair market value in the case of incentive stock options granted to participants in the Current Plan holding 10% or more of the voting stock of the Company). Non-qualified stock options may not be granted at a price less than 50% of the fair market value of the common stock on the date of grant.

     In 1995, upon adoption of the Current Plan, each of the non-employee directors of the Company was granted non-qualified stock options to purchase 30,000 shares of the Company's common stock. These non-discretionary options are for a term of 10 years and become exercisable as to 10,000 shares of common stock on each of the first three anniversaries of the date of grant. Non-discretionary options representing no more than 200,000 shares of common stock may be granted under the Current Plan.

     As a result of the adoption of the Current Plan, the Company's former Incentive and Non-Statutory Stock Option Plan (the "1987 Plan") has been terminated as to the grant of new options, but options then outstanding for 360,000 shares of the Company's common stock remain in effect.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995: no dividend yield for either year; expected volatility of 77%; a risk-free interest rate of 7.0%; and expected lives of 5.0 and 7.3 years, respectively.

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     A summary of the status of the Company's two fixed stock option plans as of December 31, 1996, 1995, and 1994, and changes during the years ended on those dates is presented below:

                                      1996                1995                1994
                              -------------------  ------------------  ----------------
                                        Weighted-          Weighted-          Weighted-
                                         Average            Average            Average
                               Shares   Exercise   Shares  Exercise   Shares  Exercise
     Fixed Options             (000)     Price     (000)    Price      (000)    Price
     -------------            --------  ---------  ------  ---------  ------  ---------

     Outstanding at
       beginning of year         716     $1.60       543     $1.82       831    $1.62
     Granted                      20       .74       173       .95         -        -
     Exercised                     -         -         -         -         -        -
     Forfeited                  (206)     1.25         -         -      (288)    1.24
                               -----                ----               -----
     Outstanding at
       end of year               530      1.80       716      1.60       543     1.82
                               =====                ====               =====
     Options exercisable
       at year-end               401                 403                 263
     Weighted-average fair
       value of options
       granted during
       the year                 $.50                $.72               $   -

     The following table summarizes information about fixed stock options outstanding at December 31, 1996:

                              Options Outstanding                       Options Exercisable
                  -----------------------------------------------   ---------------------------
     Range          Number       Weighted-Avg.                        Number
      of          Outstanding      Remaining       Weighted-Avg.    Exercisable   Weighted-Avg.
Exercise Prices   at 12/31/96   Contractual Life   Exercise Price   at 12/31/96   Exercise Price
---------------   -----------   ----------------   --------------   -----------   --------------
$ .74 to  1.08      423,000         6.8 years          $ 1.01         294,333          $ 1.05
 2.88 to  5.99       85,000         4.0                  3.61          85,000            3.61
 9.42 to 10.28       21,500         1.4                 10.22          21,500           10.22
--------------      -------                                           -------
$ .74 to 10.28      529,500         6.2                  1.80         400,833            2.08
==============      =======                                           =======

(6)  SEVERANCE EXPENSE

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

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     On July 25, 1996, the above mentioned committee was dissolved and its function was assumed by the entire Board of Directors. In the third quarter of 1996, the Company incurred an additional $24,000 of severance expense relating to the termination of certain employees affected by the program.

(7)  INCOME TAXES

     Income tax expense includes current Colombian income taxes of $709,000 in 1996, $398,000 in 1995 and $249,000 in 1994 and deferred Colombian income taxes (benefit) of $195,000 in 1996, $(5,000) in 1995 and $37,000 in 1994.
     Income tax expense also includes $7,000 and $18,000 of state income taxes in 1996 and 1995, respectively.

     The Company's effective tax rate differs from the U.S. statutory rate each year principally due to losses without tax benefit.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 follow:

                                                                 (thousands)
                                                                 1996       1995
                                                              -------    -------

         Deferred tax assets - principally net operating
           loss carryforwards                                 $41,604    $44,116
          Less valuation allowance                             36,126     39,124
                                                              -------    -------

          Net deferred tax assets                               5,478      4,992

         Deferred tax liabilities - property and equipment      6,170      5,489
                                                              -------    -------

          Net deferred tax liability                          $   692    $   497
                                                              =======    =======

     The Company believes that the net deferred tax assets at December 31, 1996 are realizable primarily through future reversals of existing taxable temporary differences. The valuation allowance for deferred tax assets at January 1, 1994 was $33,983,000. The net change in the valuation allowance was a $2,998,000 decrease in 1996, a $3,581,000 increase in 1995, and a
     $1,560,000 increase in 1994. Subsequently recognized tax benefits relating to the valuation allowance of $33,318,000 for deferred tax assets at January 1, 1993 will be credited to additional paid in capital.

     At December 31, 1996, the Company and its subsidiaries have aggregate net operating loss carryforwards for U.S. federal income tax purposes of approximately $117,000,000, expiring from 1997 through 2011, which are available to offset future federal taxable income. The utilization of a portion of these net operating losses is subject to an annual limitation of approximately $2,400,000 and a portion may only be utilized by certain subsidiaries of the Company.

(8)  FINANCIAL INSTRUMENTS AND CREDIT RISK CONCENTRATIONS

     Financial instruments which are subject to risks due to concentrations of credit consist principally of cash and cash equivalents and receivables. Cash and cash equivalents are placed with high credit quality financial institutions to minimize risk. Receivables are typically unsecured. Historically, the Company has not experienced any material collection difficulties from its customers.

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Ecopetrol has an option to purchase all of the Company's production in Colombia. For the years ended December 31, 1996, 1995 and 1994, Ecopetrol exercised that option and sales to Ecopetrol accounted for $9,437,000 (68.6%), $7,132,000 (65.3%) and $3,404,000 (39.8%), respectively, of the
     Company's aggregate oil and gas sales.

     For the years ended December 31, 1996, 1995 and 1994, sales to one U.S. purchaser accounted for $1,609,000 (11.7%), $1,422,000 (13.0%) and
     $1,144,000 (13.4%), respectively, of oil and gas sales.

(9)  COMMITMENTS AND CONTINGENCIES

     The Company, along with its co-owner (referred to collectively as the "Co-owners"), is engaged in an ongoing development and exploration program on concessions in Colombia.

     The contract obligations of the Santana concession have been met. The Co-owners currently anticipate, however, completing one development well that is currently drilling, drilling two additional development wells and recompleting certain existing wells on the Santana concession. As of December 31, 1996, future development costs included in the supplementary information related to oil and gas producing activities pursuant to SFAS 69 include approximately $2.9 million, net to the Company's interest, for these expenditures.

     The Co-owners have completed a 3-D seismic survey over the Mary and Miraflor fields in the Santana concession and such data is currently being interpreted. Additionally, a 2-D seismic program was initiated on the Yuruyaco concession in late December 1996. As of December 31, 1996, the aggregate remaining future expenditures for these and certain other miscellaneous projects were approximately $1.0 million, net to the Company's interest.

     The Co-owners have completed their seismic obligations for the first two years of the La Fragua concession and were obligated to acquire additional seismic data for the third year. The Co-owners determined, however, that it was not technically justified to explore this concession further and, accordingly, requested and received from Ecopetrol a change of commitment that would allow the Co-owners to substitute certain exploratory expenditures within the Santana concession for the remaining seismic commitment on the La Fragua concession. The indigenous people of the new commitment area, however, have objected to the proposed exploratory work and it appears unlikely that the Co-owners will be able to comply with the new commitment. Management of the Company believes that the Co-owners have no further obligation with respect to the La Fragua concession and, accordingly, have requested that Ecopetrol allow the Co-owners to surrender the concession without further expenditure. Management of the Company believes that Ecopetrol will agree to such request, although there can be no assurance that this will be the case. All unevaluated costs relating to the La Fragua concession have been transferred into the Colombian amortization base.

     The Company's aggregate remaining estimated exploratory and development expenditures for 1997 and 1998 were $3.9 million at December 31, 1996. Any substantial increases in the amounts of the above referenced expenditures could adversely affect the Company's ability to meet these obligations.

     Failure to fund certain of these capital expenditures could, under either the concession agreements or joint operating agreements with the Company's co-owner, or both, result in the forfeiture of all or part of the Company's interest in these Colombian concessions.

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The Company plans to fund these obligations using cash provided from operations. Risks that could adversely affect funding of the Company's obligations include, among others, a decrease in the Company's borrowing base, delays in obtaining the required environmental approvals and permits, cost overruns, failure to produce the reserves as projected or a decline in the sales price of oil. Depending on the results of the exploration and development activities, substantial expenditures which have not been included in the Company's cash flow projections may be required. Although the ultimate outcome of these matters cannot be projected with certainty, management believes that its existing capital resources are adequate to fund its present obligations or that sufficient capital can be obtained by means of sales of assets or revision of current debt repayment terms to meet those obligations.

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

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     With recent amendments to OPA '90 signed into law by President Clinton on October 19, 1996, OPA '90 now requires responsible parties to establish and maintain $35 million in financial responsibility to cover environmental cleanup and restoration costs that might be incurred in connection with an oil spill in waters of the United States, including the waters of the Gulf of Mexico where the Company has its operations, unless a formal risk assessment indicates that increased financial responsibility coverage is warranted. The Company's two U.S. properties, Main Pass Block 41 field, a federal lease on the outer continental shelf ("OCS") offshore Louisiana, and Breton Sound Block 31 field, on state leases offshore Louisiana, are subject to OPA '90 as amended. Management of the Company believes that these two properties comply in all material respects with the amended OPA '90 requirements.

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

     The Company has one lease for office space in Dallas, Texas, which expires in January 1999. Rent expense relating to the lease was $84,000, $90,000 and $88,000 for 1996, 1995 and 1994, respectively. The lease is cancelable in January of 1998. Future minimum payments under the lease are $109,000, primarily due in 1997.

(10) GAS BALANCING

     As of December 31, 1996 and 1995, other joint owners had sold net gas with a volume equivalent of approximately 2,000 thousand cubic feet ("MCF") and 416,000 MCF (with an estimated value of $4,000 and $624,000 included in other assets), respectively, for which the Company is generally entitled to be repaid in volumes ("underproduced"). As of December 31, 1996 and 1995, the Company had sold net gas with a volume equivalent of approximately 353,000 MCF and 741,000 MCF (with an estimated value of $724,000 and $1,300,000 included in gas balancing obligations and other), respectively, for which the other joint owners are entitled generally to be repaid in volumes ("overproduced"). In certain instances the parties have the option of requesting payment in cash.

     In connection with the sale of the Company's U.S. onshore properties, approximately 384,000 MCF for which the Company was underproduced and approximately 337,000 MCF for which the Company was overproduced were assumed by the buyer of such properties.

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



(11) GEOGRAPHIC AREA INFORMATION

     The Company is engaged in the business of exploring for, developing and producing oil and gas in the United States and Colombia. Information about the Company's operations in different geographic areas as of and for the years ended December 31, 1996, 1995 and 1994 follows:

(Thousands)
                                                    United
                                                    States   Colombia    Total
                                                    ------   --------   -------
     1996
     ----
     Oil and gas sales                              $4,313    $ 9,437   $13,750
                                                    ------    -------   -------

     Expense:
      Production                                     1,926      2,908     4,834
      Depreciation, depletion and amortization       1,750      5,589     7,339
      General and administrative                     1,539         15     1,554
      Severance                                        196          -       196
                                                    ------    -------   -------
                                                     5,411      8,512    13,923
                                                    ------    -------   -------


     Interest and other income (expense), net          894        167     1,061
     Interest expense                                 (355)      (459)     (814)
     Debt refinancing expense                            -       (100)     (100)
                                                    ------    -------   -------

     Loss before income taxes                         (559)       533       (26)
     Income taxes                                       (7)      (904)     (911)
                                                    ------    -------   -------

     Net loss                                       $ (566)   $  (371)  $  (937)
                                                    ======    =======   =======

     Identifiable assets                            $6,838    $34,065   $40,903
                                                    ======    =======

     Corporate assets-cash and cash equivalents                           2,041
                                                                        -------

     Total assets                                                       $42,944
                                                                        =======

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Thousands)

                                                  United
                                                  States   Colombia     Total
                                                 -------   --------   ---------
     1995
     ----
     Oil and gas sales                           $ 3,796     $7,132     $10,928
                                                 -------    -------     -------
     Expense:
      Production                                   1,960      3,112       5,072
      Depreciation, depletion and amortization     1,349      4,406       5,755
      General and administrative                   2,306         10       2,316
                                                 -------    -------     -------
                                                   5,615      7,528      13,143
                                                 -------    -------     -------

     Interest and other income (expense), net        100        395         495
     Interest expense                               (371)      (187)       (558)
                                                 -------    -------     -------

     Loss before income taxes                     (2,090)      (188)     (2,278)
     Income taxes                                    (18)      (393)       (411)
                                                 -------    -------     -------

     Net loss                                    $(2,108)     $(581)    $(2,689)
                                                 =======    =======     =======

     Identifiable assets                         $ 7,398    $33,862     $41,260
                                                 =======    =======

     Corporate assets-cash and cash equivalents                           4,200
                                                                        -------

     Total assets                                                       $45,460
                                                                        =======

     1994
     ----
     Oil and gas sales                           $ 5,142    $ 3,404     $ 8,546
                                                 -------    -------     -------
     Expense:
      Production                                   2,230      2,290       4,520
      Depreciation, depletion and amortization     1,839      2,145       3,984
      General and administrative                   2,072         11       2,083
                                                 -------    -------     -------

                                                   6,141      4,446      10,587
                                                 -------    -------     -------

     Interest and other income (expense), net        (11)       153         142
     Interest expense                               (275)         -        (275)
                                                 -------    -------     -------

     Loss before income taxes                     (1,285)      (889)     (2,174)
     Income taxes                                      -       (286)       (286)
                                                 -------    -------     -------

     Net loss                                    $(1,285)   $(1,175)    $(2,460)
                                                 =======    =======     =======

     Identifiable assets                         $ 8,366    $32,035     $40,401
                                                 =======    =======

     Corporate assets-cash and cash equivalents                           1,982
                                                                        -------

     Total assets                                                       $42,383
                                                                        =======

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
     SUPPLEMENTARY INFORMATION RELATED TO OIL AND GAS PRODUCING ACTIVITIES
                                  (UNAUDITED)

The following information relating to the Company's oil and gas activities is presented in accordance with Statement of Financial Accounting Standards No. 69. The Financial Accounting Standards Board has determined the information is necessary to supplement, although not required to be a part of, the basic financial statements.

Capitalized costs and accumulated depreciation, depletion and amortization relating to oil and gas producing activities were as follows:

(Thousands)
                                           United
                                           States       Colombia        Total
                                           ------       --------       -------
December 31, 1996
-----------------

Unevaluated oil and gas properties         $   182       $   884       $ 1,066
Proved oil and gas properties               11,835        45,423        57,258
                                           -------       -------       -------

 Total capitalized costs                    12,017        46,307        58,324

Less accumulated depreciation,
 depletion and amortization                  7,508        15,971        23,479
                                           -------       -------       -------

 Capitalized costs, net                    $ 4,509       $30,336       $34,845
                                           =======       =======       =======


December 31, 1995
-----------------

Unevaluated oil and gas properties         $     -       $ 3,012       $ 3,012
Proved oil and gas properties               39,649        37,883        77,532
                                           -------       -------       -------

 Total capitalized costs                    39,649        40,895        80,544

Less accumulated depreciation,
 depletion and amortization                 34,646        10,501        45,147
                                           -------       -------       -------

 Capitalized costs, net                    $ 5,003       $30,394       $35,397
                                           =======       =======       =======


                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
     SUPPLEMENTARY INFORMATION RELATED TO OIL AND GAS PRODUCING ACTIVITIES
                            (UNAUDITED) (CONTINUED)

Costs incurred in oil and gas property acquisition, exploration and development activities were as follows:

(Thousands)
                                          United
                                          States       Colombia        Total
                                          ------       --------       ------
1996
----

Exploration                               $    -        $1,382        $1,382
Development                                3,239         4,030         7,269
                                          ------        ------        ------
   Total costs incurred                   $3,239        $5,412        $8,651
                                          ======        ======        ======

1995
----

Exploration                               $    -        $1,477        $1,477
Development                                  172         5,784         5,956
                                          ------        ------        ------
   Total costs incurred                   $  172        $7,261        $7,433
                                          ======        ======        ======

1994
----

Exploration                               $    -        $2,037        $2,037
Development                                  535         4,848         5,383
Acquisition of proved properties              51             -            51
                                          ------        ------        ------
   Total costs incurred                   $  586        $6,885        $7,471
                                          ======        ======        ======


                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
     SUPPLEMENTARY INFORMATION RELATED TO OIL AND GAS PRODUCING ACTIVITIES
                            (UNAUDITED) (CONTINUED)

The following schedule presents the Company's estimate of its proved oil and gas reserves. The proved oil reserves in Colombia and the United States were determined by independent petroleum engineers, Huddleston & Co., Inc. and Netherland, Sewell & Associates, Inc., respectively. The figures presented are estimates of reserves which may be expected to be recovered commercially at current prices and costs. Estimates of proved developed reserves include only those reserves which can be expected to be recovered through existing wells with existing equipment and operating methods. Estimates of proved undeveloped reserves include only those reserves which are expected to be recovered on undrilled acreage from new wells which are reasonably certain of production when drilled or from presently existing wells which could require relatively major expenditures to effect recompletion.

                                        Changes in the Estimated Quantities
                                                   of Reserves
                                   --------------------------------------------
                                     United
                                     States            Colombia          Total
                                   ----------          --------         -------
Year ended December 31, 1996
----------------------------

Oil (Thousands of barrels)
Proved reserves:
 Beginning of period                    564              3,255           3,819
 Revisions of previous estimates        (74)                38             (36)
 Discoveries and extensions               6                  -               6
 Sales of reserves                      (97)                 -             (97)
 Production                             (94)              (476)           (570)
                                     ------              -----          ------

 End of period                          305              2,817           3,122
                                     ======              =====          ======

Proved developed reserves, end
  of period                             305              2,008           2,313
                                     ======              =====          ======



Gas (Millions of cubic feet)
Proved reserves:
 Beginning of period                  7,037                  -           7,037
 Revisions of previous estimates       (770)                 -            (770)
 Discoveries and extensions              23                  -              23
 Sales of reserves                   (3,462)                 -          (3,462)
 Production                          (1,146)                 -          (1,146)
                                     ------              -----          ------

 End of period                        1,682                  -           1,682
                                     ======              =====          ======

Proved developed reserves,
  end of period                       1,682                  -           1,682
                                     ======              =====          ======

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
     SUPPLEMENTARY INFORMATION RELATED TO OIL AND GAS PRODUCING ACTIVITIES
                            (UNAUDITED) (CONTINUED)

                                    Changes in the Estimated Quantities
                                                 of Reserves
                                   --------------------------------------
                                     United
                                     States      Colombia          Total
                                   ----------    --------         -------
Year ended December 31, 1995
----------------------------

Oil (Thousands of barrels)
Proved reserves:
 Beginning of period                  678          4,003           4,681
 Revisions of previous estimates       (3)          (743)           (746)
 Discoveries and extensions             -            430             430
 Sales of reserves                     (5)             -              (5)
 Production                          (106)          (435)           (541)
                                   ------          -----          ------

 End of period                        564          3,255           3,819
                                   ======          =====          ======

Proved developed reserves,
  end of period                       460          1,601           2,061
                                   ======          =====          ======



Gas (Millions of cubic feet)
Proved reserves:
 Beginning of period                8,552              -           8,552
 Revisions of previous estimates     (257)             -            (257)
 Sales of reserves                    (74)             -             (74)
 Production                        (1,184)             -          (1,184)
                                   ------          -----          ------

 End of period                      7,037              -           7,037
                                   ======          =====          ======

Proved developed reserves,
  end of period                     6,779              -           6,779
                                   ======          =====          ======

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
     SUPPLEMENTARY INFORMATION RELATED TO OIL AND GAS PRODUCING ACTIVITIES
                            (UNAUDITED) (CONTINUED)

                                    Changes in the Estimated Quantities
                                                 of Reserves
                                   --------------------------------------
                                     United
                                     States         Colombia       Total
                                   ----------       --------      -------
Year ended December 31, 1994
----------------------------

Oil (Thousands of barrels)
Proved reserves:
 Beginning of period                   548            4,612        5,160
 Revisions of previous estimates       253             (359)        (106)
 Sales of reserves                     (24)               -          (24)
 Production                            (99)            (250)        (349)
                                    ------            -----       ------

 End of period                         678            4,003        4,681
                                    ======            =====       ======

Proved developed reserves,
  end of period                        426            1,797        2,223
                                    ======            =====       ======



Gas (Millions of cubic feet)
Proved reserves:
 Beginning of period                11,946                -       11,946
 Revisions of previous estimates      (359)               -         (359)
 Sales of reserves                  (1,196)               -       (1,196)
 Production                         (1,839)               -       (1,839)
                                    ------            -----       ------

 End of period                       8,552                -        8,552
                                    ======            =====       ======

Proved developed reserves,
  end of period                      6,741                -        6,741
                                    ======            =====       ======

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
     SUPPLEMENTARY INFORMATION RELATED TO OIL AND GAS PRODUCING ACTIVITIES
                            (UNAUDITED) (CONTINUED)

The following schedule is a standardized measure of the discounted net future cash flows applicable to proved oil and gas reserves. The future cash flows are based on estimated oil and gas reserves utilizing prices and costs in effect as of the applicable year end, discounted at ten percent per year and assuming continuation of existing economic conditions. The standardized measure of discounted future net cash flows, in the Company's opinion, should be examined with caution. The schedule is based on estimates of the Company's proved oil and gas reserves prepared by independent petroleum engineers. Reserve estimates are, however, inherently imprecise and estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, the estimates are expected to change as future information becomes available. Therefore, the standardized measure of discounted future net cash flows does not necessarily reflect the fair value of the Company's proved oil and gas properties.

(Thousands)                            United
                                       States      Colombia       Total
                                      -------      --------      --------
At December 31, 1996:
---------------------

Future gross revenues                 $14,070      $ 63,666      $ 77,736
Future production costs                (6,128)      (11,362)      (17,490)
Future development costs                 (970)       (3,067)       (4,037)
                                      -------      --------      --------
Future net cash flows before
 income taxes                           6,972        49,237        56,209
Future income taxes                       (51)       (1,052)       (1,103)
                                      -------      --------      --------
Future net cash flows after
 income taxes                           6,921        48,185        55,106

Discount at 10% per annum                (993)       (9,513)      (10,506)
                                      -------      --------      --------
Standardized measure of discounted
 future net cash flows                $ 5,928      $ 38,672      $ 44,600
                                      =======      ========      ========

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
     SUPPLEMENTARY INFORMATION RELATED TO OIL AND GAS PRODUCING ACTIVITIES
                            (UNAUDITED) (CONTINUED)

(Thousands)                          United
                                     States        Colombia         Total
                                   ----------      --------        --------
At December 31, 1995:
---------------------

Future gross revenues              $ 24,720        $ 57,258        $ 81,978
Future production costs             (11,371)        (14,881)        (26,252)
Future development costs             (2,153)         (4,529)         (6,682)
                                   --------        --------        --------
Future net cash flows before
 income taxes                        11,196          37,848          49,044
Future income taxes                    (121)           (376)           (497)
                                   --------        --------        --------
Future net cash flows after
 income taxes                        11,075          37,472          48,547

Discount at 10% per annum            (2,930)        (10,182)        (13,112)
                                   --------        --------        --------
Standardized measure of discounted
 future net cash flows             $  8,145        $ 27,290        $ 35,435
                                   ========        ========        ========



At December 31, 1994:
---------------------

Future gross revenues              $ 25,996        $ 62,194        $ 88,190
Future production costs             (12,348)        (13,446)        (25,794)
Future development costs             (2,323)         (7,131)         (9,454)
                                   --------        --------        --------
Future net cash flows before
 income taxes                        11,325          41,617          52,942
Future income taxes                    (104)         (3,320)         (3,424)
                                   --------        --------        --------
Future net cash flows after
 income taxes                        11,221          38,297          49,518

Discount at 10% per annum            (3,011)         (8,998)        (12,009)
                                   --------        --------        --------
Standardized measure of discounted
 future net cash flows             $  8,210        $ 29,299        $ 37,509
                                   ========        ========        ========

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
     SUPPLEMENTARY INFORMATION RELATED TO OIL AND GAS PRODUCING ACTIVITIES
                            (UNAUDITED) (CONTINUED)


The following schedule summarizes the changes in the standardized measure of discounted future net cash flows.

(Thousands)
                                                   1996      1995      1994
                                                 --------  --------  --------

Sales of oil and gas, net of production costs    $(8,916)  $(5,856)  $(4,026)
Sales of reserves in place                        (3,924)      (44)   (3,045)
Development costs incurred that reduced
 future development costs                          3,043     3,713     4,127
Accretion of discount                              3,577     4,009     3,438
Discoveries and extensions                            87     4,521         -
Revisions of previous estimates:
 Changes in price                                 13,468     2,263     9,395
 Changes in quantities                               153    (7,582)   (2,184)
 Changes in future development costs                 (86)     (723)     (581)
 Changes in timing and other changes               2,303    (4,623)   (1,414)
 Changes in estimated income taxes                  (540)    2,248    (2,084)
                                                 -------   -------   -------

 Net increase (decrease)                           9,165    (2,074)    3,626

Balances at beginning of year                     35,435    37,509    33,883
                                                 -------   -------   -------

Balances at end of year                          $44,600   $35,435   $37,509
                                                 =======   =======   =======

                               INDEX TO EXHIBITS

                                                                    Sequentially
                                                                      Numbered
Number                      Description of Exhibit                       Page
------                      ----------------------                  ------------

  *3.1   Restated Articles of Incorporation of the Company dated
         July 25, 1995 (filed as exhibit 3.1 to the Company's annual report on Form 10-K for the year ended December 31, 1995, File No. 0-22258, and incorporated herein by reference).

  *3.2 Amended and Restated Bylaws of the Company, as amended as of January 23, 1995 (filed as exhibit 3.2 to the Company's annual report on Form 10-K for the year ended December 31, 1994, File No. 0-22258, and incorporated herein by reference).

 *10.1 Risk Sharing Contract between Empresa Colombiana de Petroleos ("Ecopetrol"), Argosy Energy International ("Argosy") and Neo Energy, Inc. ("Neo") (filed as exhibit 10.1 to the Company's Registration Statement on Form 10, File No. 0-22258, and incorporated herein by reference).

 *10.2   Contract for Exploration and Exploitation of Sector
         Number 1 of the Aporte Putumayo Area ("Putumayo") between Ecopetrol and Cayman Corporation of Colombia dated July 24, 1972 (filed as exhibit 10.2 to the Company's
         Registration Statement on Form 10, File No. 0-22258, and incorporated herein by reference).

 *10.3 Operating Agreement for Putumayo between Argosy and Neo dated September 16, 1987 and amended on January 4, 1989 and February 23, 1990 (filed as exhibit 10.3 to the Company's Registration Statement on Form 10, File No. 0-22258, and incorporated herein by reference).

 *10.4 Operating Agreement for the Santana Area ("Santana") between Argosy and Neo dated September 16, 1987 and amended on January 4, 1989, February 23, 1990 and September 28, 1992 (filed as exhibit 10.4 to the Company's Registration Statement on Form 10, File No. 0-22258, and incorporated herein by reference).

 *10.5 Agreement of Withdrawal from Argosy dated September 16, 1987 by and among Argosy, Neo, and Argosy Energy Incorporated, as general partners; and Parkside Investments, Richard Shaner McKnight, Douglas W. Fry, P-5 Ltd., GO-DEO, Inc., Dale E. Armstrong, Richard Shane McKnight, The Yvonne McKnight Trust, and William Gaskin, as limited partners (filed as exhibit 10.5 to the Company's Registration Statement on Form 10, File No. 0-22258, and incorporated herein by reference).

 *10.6 Option Agreement dated September 16, 1987 between the general and limited partners of Argosy and Neo (filed as exhibit 10.6 to the Company's Registration Statement on Form 10, File No. 0-22258, and incorporated herein by reference).

 *10.7 Escrow Agreement between Argosy, Neo, Overseas Private Investment Corporation and The Chase Manhattan Bank dated March 15, 1988 and amended on May 31, 1990 (filed as exhibit 10.7 to the Company's Registration Statement on Form 10, File No. 0-22258, and incorporated herein by reference).

 *10.8 Santana Block A Relinquishment dated March 6, 1990 between Ecopetrol, Argosy and Neo (filed as exhibit 10.8 to the Company's Registration Statement on Form 10, File No.
         0-22258, and incorporated herein by reference).

 *10.9 Purchase Sale - Transportation and Commercialization of the Santana Crude between Ecopetrol, Argosy and Neo (filed as exhibit 10.9 to the Company's Registration Statement on Form 10, File No. 0-22258, and incorporated herein by reference).

 *10.10 La Fragua Association Contract dated June 1, 1992 between Ecopetrol, Argosy and Neo (filed as exhibit 10.10 to the Company's Registration Statement on Form 10, File No.
         0-22258, and incorporated herein by reference).

                                                                    Sequentially
                                                                      Numbered
Number                      Description of Exhibit                       Page
------                      ----------------------                  ------------

*10.11 Operating Agreement for the La Fragua Area between Argosy and Neo dated April 15, 1992 (filed as exhibit 10.11 to the Company's Registration Statement on Form 10, File No. 0-22258, and incorporated herein by reference).

*10.12 Employment Agreement between the Company and Ronald Suttill dated November 29, 1991 (filed as exhibit 10.12 to the Company's Registration Statement on Form 10, File No.
         0-22258, and incorporated herein by reference).

*10.13   Employee Stock Option Plan of the Company (filed as exhibit
         10.13 to the Company's Registration Statement on Form 10, File No. 0-22258, and incorporated herein by reference).

*10.14 Letter agreement dated January 6, 1993 between NationsBank Investment Banking and the Company (filed as exhibit 10.14 to the Company's Registration Statement on Form 10, File No. 0-22258, and incorporated herein by reference).

*10.15   Letter agreement dated March 3, 1993 between EnCap
         Investments L.C. and the Company (filed as exhibit 10.15 to the Company's Registration Statement on Form 10, File No. 0-22258, and incorporated herein by reference).

*10.16 Credit Agreement dated August 6, 1993 between the Company, Aviva America, Inc. ("Aviva America"), Neo and Internationale Nederlanden Bank N.V., New York Branch ("ING Capital") (filed as exhibit 10.16 to the Company's Registration Statement on Form 10, File No. 0-22258, and incorporated herein by reference).

*10.17 Subordination Agreement dated August 6, 1993 between the Company, Aviva America, Aviva Operating Company ("Aviva Operating"), Neo and ING Capital (filed as exhibit 10.17 to the Company's Registration Statement on Form 10, File No. 0-22258, and incorporated herein by reference).

*10.18   Stock Pledge Agreement dated August 6, 1993 between the
         Company and ING Capital (filed as exhibit 10.18 to the Company's Registration Statement on Form 10, File No.
         0-22258, and incorporated herein by reference).

*10.19 Stock Pledge Agreement dated August 6, 1993 between Aviva America and ING Capital (filed as exhibit 10.19 to the Company's Registration Statement on Form 10, File No.
         0-22258, and incorporated herein by reference).

*10.20 Guaranty dated August 6, 1993 made by the Company in favor of ING Capital (filed as exhibit 10.20 to the Company's
         Registration Statement on Form 10, File No. 0-22258, and incorporated herein by reference).

*10.21 Guaranty dated August 6, 1993 made by Aviva America in favor of ING Capital (filed as exhibit 10.21 to the Company's Registration Statement on Form 10, File No. 0-22258, and incorporated herein by reference).

*10.22 Guaranty dated August 6, 1993 made by Aviva Operating in favor of ING Capital (filed as exhibit 10.22 to the Company's Registration Statement on Form 10, File No. 0-22258, and incorporated herein by reference).

*10.23 Form of Subscription Agreement dated June 18, 1993 between the Company and purchasers of 12,884,207 shares of common stock ("Purchasers") (filed as exhibit 10.23 to the Company's Registration Statement on Form 10, File No. 0-22258, and incorporated herein by reference).

*10.24 Option Agreement between RBS and Aviva Energy Inc. ("Aviva Energy") dated July 1, 1993 (filed as exhibit 10.24 to the Company's Registration Statement on Form 10, File No. 0-22258, and incorporated herein by reference).

                                                                    Sequentially
                                                                      Numbered
Number                      Description of Exhibit                       Page
------                      ----------------------                  ------------

*10.25 Option Agreement between Aviva Energy and Purchasers dated July 1, 1993 (filed as exhibit 10.25 to the Company's
         Registration Statement on Form 10, File No. 0-22258, and incorporated herein by reference).

*10.26 Santana Block B 50% relinquishment dated September 13, 1993 between Ecopetrol, Argosy and Neo (filed as exhibit 10.26 to the Company's annual report on Form 10-K for the year ended December 31, 1993, File No. 0-22258, and incorporated herein by reference).

*10.27 Amendment to La Fragua Association contract dated December 2, 1993 between Ecopetrol, Argosy and Neo (filed as exhibit
         10.27 to the Company's annual report on Form 10-K for the year ended December 31, 1993, File No. 0-22258, and incorporated herein by reference).

*10.28   Letter from Ecopetrol dated February 24, 1994 and
         Resolution dated February 18, 1994 revising pipeline tariff (filed as exhibit 10.28 to the Company's annual report on Form 10-K for the year ended December 31, 1993, File No.
         0-22258, and incorporated herein by reference).

*10.29   Aviva Petroleum Inc. 401(k) Retirement Plan effective
         March 1, 1992 (filed as exhibit 10.29 to the Company's annual report on Form 10-K for the year ended December 31, 1993, File No. 0-22258, and incorporated herein by reference).

*10.30 Relinquishment of Putumayo dated December 1, 1993 (filed as exhibit 10.30 to the Company's annual report on Form 10-K for the year ended December 31, 1993, File No. 0-22258, and incorporated herein by reference).

*10.31 Amendment to ING Capital agreement dated March 28, 1994 (filed as exhibit 10.31 to the Company's annual report on Form
         10-K for the year ended December 31, 1993, File No.
         0-22258, and incorporated herein by reference).

*10.32 Deposit Agreement dated September 15, 1994 between the Company and Chemical Shareholder Services Group, Inc. (filed as exhibit 10.29 to the Company's Registration Statement on Form S-1, File No. 33-82072, and incorporated herein by reference).

*10.33 Form of Registration Agreement dated as of September 15, 1994 between the Company and Shearson Lehman Brothers Inc. (filed as exhibit 10.30 to the Company's Registration Statement on Form S-1, File No. 33-82072, and incorporated herein by reference).

*10.34 Form of Registration Agreement and Limited Power of Attorney dated as of September 15, 1994 between the Company and all other Selling Shareholders (filed as exhibit 10.31 to the Company's Registration Statement on Form S-1, File No. 33-82072, and incorporated herein by reference).

*10.35 Form of Broker-Dealer Agreement dated as of October 19, 1994 between the Company and Petrie Parkman & Co. (filed as exhibit 10.32 to the Company's Registration Statement on Form S-1, File No. 33-82072, and incorporated herein by reference).

*10.36 Purchase and Sale Agreement dated July 22, 1994 by and between Newfield Exploration Company and Aviva America (filed as exhibit 10.33 to the Company's Registration Statement on Form S-1, File No. 33-82072, and incorporated herein by reference).

*10.37   Letter from ING Capital dated October 27, 1994, amending
         Section 5.2(n) of the Credit Agreement (filed as exhibit
         10.37 to the Company's annual report on Form 10-K for the year ended December 31, 1994, File No. 0-22258, and incorporated herein by reference).

                                                                    Sequentially
                                                                      Numbered
Number                      Description of Exhibit                       Page
------                      ----------------------                  ------------

*10.38 Letter from Ecopetrol dated December 28, 1994, accepting relinquishment of Putumayo (filed as exhibit 10.38 to the Company's annual report on Form 10-K for the year ended December 31, 1994, File No. 0-22258, and incorporated herein by reference).

*10.39 Letter from Ecopetrol dated February 28, 1995, accepting modifications to the La Fragua Association Contract (filed as exhibit 10.39 to the Company's annual report on Form
         10-K for the year ended December 31, 1994, File No. 0-22258, and incorporated herein by reference).

*10.40 Amendment to ING Capital Credit Agreement dated March 7, 1995 (filed as exhibit 10.40 to the Company's annual report on Form 10-K for the year ended December 31, 1994, File No.
         0-22258, and incorporated herein by reference).

*10.41 Santana Crude Oil Sale Contract dated March 19, 1995 (filed as exhibit 10.41 to the Company's annual report on Form 10-K for the year ended December 31, 1994, File No. 0-22258, and incorporated herein by reference).

*10.42 Employment Agreement between the Company and Ronald Suttill effective January 1, 1995 (filed as exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1995, File No. 0-22258, and incorporated herein by reference).

*10.43 Employment Agreement between the Company and Robert C. Boyd effective January 1, 1995 (filed as exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1995, File No. 0-22258, and incorporated herein by reference).

*10.44 Amendment to ING Capital Credit Agreement dated June 9, 1995 (filed as exhibit 10.3 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1995, File No.
        0-22258, and incorporated herein by reference).

*10.45  Amendment to the Incentive and Nonstatutory Stock Option
        Plan of the Company (filed as exhibit 10.4 to the Company's quarterly report on Form 10-Q for the quarter ended
        September 30, 1995, File No. 0-22258, and incorporated herein by reference).

*10.46 Aviva Petroleum Inc. 1995 Stock Option Plan (filed as exhibit 10.5 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1995, File No. 0-22258, and incorporated herein by reference).

*10.47 Yuruyaco Association Contract dated September 20, 1995 between Ecopetrol, Argosy and Neo (filed as exhibit 10.6 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1995, File No. 0-22258, and incorporated herein by reference).

*10.48  Letter from ING Capital dated November 3, 1995, amending
        Section 5.2(n) of the Credit Agreement (filed as exhibit
        10.7 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1995, File No. 0-22258, and incorporated herein by reference).

*10.49 Amendment to the Santana Crude Oil Sale Contract (filed as exhibit 10.49 to the Company's annual report on Form 10-K for the year ended December 31, 1995, File No. 0-22258, and incorporated herein by reference).

*10.50  Amendment to the La Fragua Association Contract dated
        April 27, 1995 (filed as exhibit 10.50 to the Company's annual report on Form 10-K for the year ended December 31, 1995, File No. 0-22258, and incorporated herein by reference).

*10.51  Santana Block B 25% relinquishment dated October 2, 1995
        (filed as exhibit 10.51 to the Company's annual report on Form 10-K for the year ended December 31, 1995, File No.
        0-22258, and incorporated herein by reference).

                                                                    Sequentially
                                                                      Numbered
Number                      Description of Exhibit                       Page
------                      ----------------------                  ------------

 *10.52  Amendment to the La Fragua Association Contract dated
         August 1, 1995 (filed as exhibit 10.52 to the Company's annual report on Form 10-K for the year ended December 31, 1995, File No. 0-22258, and incorporated herein by reference).

 *10.53 Operating Agreement for the Yuruyaco Area between Argosy and Neo dated November 7, 1995 (filed as exhibit 10.53 to the Company's annual report on Form 10-K for the year ended December 31, 1995, File No. 0-22258, and incorporated herein by reference).

 *10.54 Letter from ING Capital dated March 19, 1996, revising the borrowing base and schedule of principal repayments and
         Section 5.2 (m) of the Credit Agreement (filed as exhibit
         10.54 to the Company's annual report on Form 10-K for the year ended December 31, 1995, File No. 0-22258, and incorporated herein by reference).

 *10.55 Amendment to the ING Capital Credit Agreement dated March 29, 1996 (filed as exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1996, File
         No. 0-22258, and incorporated herein by reference).

 *10.56 Aviva Petroleum Inc. Severance Benefit Plan (filed as exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1996, File No. 0-22258, and incorporated herein by reference).

**10.57  Amendment to the ING Capital Credit Agreement dated November
         22, 1996.

**10.58 Purchase and Sale Agreement dated November 22, 1996 between BWAB Incorporated and Aviva America.

**10.59 Purchase and Sale Agreement dated December 6, 1996 between Lomak Petroleum Inc. and Aviva America.

**10.60  Santana Crude Sale and Purchase Agreement dated February 10,
         1997.

 *21.1   List of subsidiaries of Aviva Petroleum Inc.


**27.1   Financial Data Schedule

-----------------------
* Previously Filed
**Filed Herewith