Form 10-Q
period 1997-03-31
AVIVA PETROLEUM INC /TX/
filed 1997-05-15
CIK 910659

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


 [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

            For the quarterly period ended          MARCH 31, 1997
                                            -----------------------

                                      OR

 [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

             For the transition period from _________ to ________


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
                                            YES  X    NO
                                               -----     -----

Number of shares of Common Stock, no par value, outstanding at March 31, 1997, was 31,482,716 of which 10,324,615 shares of Common Stock were represented by Depositary Shares. Each Depositary Share represents five shares of Common Stock held by a Depositary.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
----------------------------

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET
                    (in thousands, except number of shares)
                                  (unaudited)

                                 March 31,       December 31,
                                   1997             1996
                                 ---------        --------
ASSETS

Current assets:
 Cash and cash equivalents       $  1,163         $  2,041
 Accounts receivable                2,373            3,750
 Inventories                          745              721
 Prepaid expenses and other           199              282
                                 --------         --------
   Total current assets             4,480            6,794
                                 --------         --------

Property and equipment, at
 cost (note 2):
 Oil and gas properties
  and equipment (full cost
  method)                          59,034           58,324
 Other                                609              613
                                 --------         --------
                                   59,643           58,937
   Less accumulated
    depreciation, depletion
     and amortization             (27,727)         (23,991)
                                 --------         --------
                                   31,916           34,946
Other assets                        1,317            1,204
                                 --------         --------
                                 $ 37,713         $ 42,944
                                 ========         ========

LIABILITIES AND
 STOCKHOLDERS' EQUITY

Current liabilities:
 Current portion of long
  term debt (note 3)             $  4,268         $  2,780
 Accounts payable                   3,568            6,271
 Accrued liabilities                  344              357
                                 --------         --------
   Total current
    liabilities                     8,180            9,408
                                 --------         --------

Long term debt, excluding
 current portion (note 3)           3,647            5,210
Gas balancing obligations
 and other                          1,367            1,404
Deferred foreign income
 taxes                                714              692
Stockholders' equity:
 Common stock, no par
  value, authorized
  348,500,000 shares;
   issued 31,482,716 shares         1,574            1,574
 Additional paid-in capital        33,376           33,376
 Accumulated deficit/*/           (11,145)          (8,720)
                                 --------         --------
   Total stockholders'
    equity                         23,805           26,230

Commitments and
 contingencies (note 5)
                                 --------         --------
                                 $ 37,713         $ 42,944
                                 ========         ========

/*/ Accumulated deficit of $70,057 was eliminated at December 31, 1992 in connection with a quasi-reorganization.

See accompanying notes to condensed consolidated financial statements.

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)


                                                 Three Months Ended
                                                      March 31,

                                                     1997      1996
                                                  -------   -------

Oil and gas sales                                 $ 3,214    $3,533
                                                  -------   -------

Expense:
 Production                                         1,102     1,230
 Depreciation, depletion and amortization           1,795     1,784
 Write-down of oil and gas properties (note 2)      1,986         -
 General and administrative                           349       528
 Severance (note 4)                                     -       172
                                                  -------   -------

   Total expense                                    5,232     3,714
                                                  -------   -------

Other income (expense):
 Interest and other income (expense), net              24        72
 Interest expense                                    (166)     (204)
 Debt refinancing expense (note 3)                      -      (100)
                                                  -------   -------

   Total other income (expense)                      (142)     (232)
                                                  -------   -------

Loss before income taxes                           (2,160)     (413)

Income taxes                                          265        38
                                                  -------   -------

     Net loss                                     $(2,425)  $  (451)
                                                  =======   =======

Weighted average common shares outstanding         31,483    31,483
                                                  =======   =======

Net loss per common share                         $ (0.08)  $ (0.01)
                                                  =======   =======

See accompanying notes to condensed consolidated financial statements.

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)
                                  (unaudited)


                                                         Three Months Ended
                                                               March 31,

                                                           1997      1996
                                                           ----      ----

Net loss                                                 $(2,425)    $  (451)
Adjustments to reconcile net loss to net cash
 provided by operating activities:
 Depreciation, depletion and amortization                  1,795       1,784
 Write-down of oil and gas properties                      1,986           -
 Deferred foreign income taxes                                22        (146)
 Changes in working capital and other                     (1,422)      1,021
                                                         -------     -------

   Net cash provided by (used in) operating activities       (44)      2,208
                                                         -------     -------

Cash flows from investing activities:
 Property and equipment expenditures                        (754)     (1,669)
 Proceeds from sale of assets                                 19           -
 Other                                                        (5)          -
                                                         -------     -------

   Net cash used in investing activities                    (740)     (1,669)
                                                         -------     -------

Cash flows from financing activities -
 principal payments on long term debt                        (75)        (40)
                                                         -------     -------

Effect of exchange rate changes on cash and
 cash equivalents                                            (19)        (32)
                                                         -------     -------

Net increase (decrease) in cash and cash equivalents        (878)        467
Cash and cash equivalents at beginning of the period       2,041       4,200
                                                         -------     -------

Cash and cash equivalents at end of the period           $ 1,163     $ 4,667
                                                         =======     =======


See accompanying notes to condensed consolidated financial statements.

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    (in thousands, except number of shares)
                                  (unaudited)



                                     Common Stock
                                 ------------------
                                                     Additional                    Total
                                   Number             Paid-in    Accumulated   Stockholders'
                                 of Shares   Amount   Capital      Deficit         Equity
                                 ----------  ------  ----------  ------------  --------------

Balances at December 31, 1996    31,482,716  $1,574     $33,376     $ (8,720)        $26,230
Net loss                                  -       -           -       (2,425)         (2,425)
                                 ----------  ------     -------     --------         -------

Balances at March 31, 1997       31,482,716  $1,574     $33,376     $(11,145)        $23,805
                                 ==========  ======     =======     ========         =======



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

2. PROPERTY AND EQUIPMENT

  Internal general and administrative costs directly associated with oil and gas property acquisition, exploration and development activities have been capitalized in accordance with the accounting policies of the Company. Such costs totaled $36,000 for the three months ended March 31, 1997 and $30,000 for the three months ended March 31, 1996.

  Unevaluated oil and gas properties totaling $1,129,000 and $1,066,000 at March 31, 1997 and December 31, 1996, respectively, have been excluded from costs subject to depletion. The Company capitalized interest costs of $22,000 and $76,000 for the three-month periods ended March 31, 1997 and 1996, respectively, on these properties.

  At March 31, 1997, the Company wrote down the carrying amount of its U.S. oil and gas properties by approximately $1,986,000 as a result of a ceiling limitation on capitalized costs.

3. LONG TERM DEBT

  On August 6, 1993, the Company entered into a credit agreement with ING
  (U.S.) Capital Corporation ("ING Capital"), secured by a mortgage on substantially all U.S. oil and gas assets, a pledge of Colombian assets and the stock of three subsidiaries, pursuant to which ING Capital agreed to loan to the Company up to $25 million, subject to an annually redetermined borrowing base which is predicated on the Company's U.S. and Colombian reserves. As of March 31, 1997, the borrowing base permitted and the outstanding loan balance was, $7,915,000. The outstanding loan balance bears interest at the ING Capital prime rate (8.5% at March 31, 1997) plus 1% or, at the option of the Company, a fixed rate, based on the London Interbank Offered Rate, for a portion or portions of the outstanding debt from time to time. Commitment fees of .5% on the unused credit were payable quarterly until December 31, 1995, at which time the credit facility converted from a revolving credit facility to a term loan. The terms of the loan, among other things, prohibit the Company from merging with another company or paying dividends, limit additional indebtedness, general and administrative expense, sales of assets and investments and require the maintenance of certain minimum financial ratios. The agreement also requires the Company to maintain a minimum consolidated tangible net worth of $22,000,000.

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

  In March 1996, the Company paid a fee of $100,000 to ING Capital in consideration for certain modifications to the Company's credit agreement.

4. SEVERANCE EXPENSE

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

5. COMMITMENTS AND CONTINGENCIES

  The Company, along with its co-owner (referred to collectively as the "Co-owners"), is engaged in an ongoing development and exploration program on concessions in Colombia.

  The contract obligations of the Santana concession have been met. The Co-owners currently anticipate, however, completing one development well that is currently drilling, drilling two additional development wells and recompleting certain existing wells on the Santana concession. As of March 31, 1997, future development costs are estimated at approximately $2.7 million, net to the Company's interest, for these expenditures.

  The Co-owners have completed a 3-D seismic survey over the Mary and Miraflor fields in the Santana concession and such data is currently being interpreted. Additionally, a 2-D seismic program was initiated on the Yuruyaco concession in late December 1996. As of March 31, 1997, the aggregate remaining future expenditures for these and certain other miscellaneous projects were approximately $.5 million, net to the Company's interest.

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

  The Company's aggregate remaining estimated exploratory and development expenditures for 1997 and 1998 were $3.2 million at March 31, 1997. Any substantial increases in the amounts of the above referenced expenditures could adversely affect the Company's ability to fund these activities.

  Failure to fund certain of these capital expenditures could, under either the concession agreements or joint operating agreements with the Company's co-owner, or both, result in the forfeiture of all or part of the Company's interest in these Colombian concessions.

  The Company plans to fund these exploration and development activities using cash provided from operations. Risks that could adversely affect funding include, among others, a decrease in the Company's borrowing base, delays in obtaining the required environmental approvals and permits, increases in required expenditures as a result of inflation or cost overruns, interruptions of production, failure to produce the reserves as projected, or a decline in the sales prices of oil and gas. Depending on the results of the exploration and development activities, substantial expenditures which have not been included in the Company's cash flow projections may be required. Although the ultimate outcome of these matters cannot be projected with certainty, management believes that its existing capital resources are adequate to fund its present obligations or that sufficient capital can be obtained by means of sales of assets or revision of current debt repayment terms to meet those obligations.

  Under the terms of the contracts with Ecopetrol, 25% of all revenues from oil sold to Ecopetrol is paid in Colombian pesos which may only be utilized in Colombia. To date, the Company has experienced no difficulty in repatriating the remaining 75% of such payments, which are payable in U.S. dollars.

  Activities of the Company with respect to the exploration, development and production of oil and natural gas are subject to stringent federal, state and local environmental laws and regulations including but not limited to the Oil Pollution Act of 1990 ("OPA 90"), the Outer Continental Shelf Lands Act, the Federal Water Pollution Control Act, the Resource Conservation and Recovery Act, and the Comprehensive Environmental Response, Compensation, and Liability Act. Such laws and regulations have increased the cost of planning, designing, drilling, operating and abandoning wells. In most instances, the statutory and regulatory requirements relate to air and water pollution control procedures and the handling and disposal of drilling and production wastes. Although the Company believes that compliance with environmental laws and regulations will not have a material adverse effect on the Company's operations or earnings, risks of substantial costs and liabilities are inherent in oil and gas operations and there can be no assurance that significant costs and liabilities, including civil or criminal penalties for violations of environmental laws and regulations, will not be incurred. Moreover, it is possible that other developments, such as stricter environmental laws and regulations or claims for damages to property or persons resulting from the Company's operations, could result in substantial costs and liabilities. For additional discussions on the applicability of environmental laws and regulations on the Company's operations, see the Company's prior audited yearly financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

  The Company is currently awaiting a response from the Louisiana Department of Environmental Quality ("LDEQ") regarding the Company's request to extend the date by which it must comply with the state-wide prohibition against discharges of produced waters to coastal

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (CONTINUED)


  waters offshore Louisiana. Under current state regulations, unless an extension is granted by the LDEQ, the prohibition will take effect on July 1, 1997. The Company has requested an extension until January 1, 1999. Depending on the timing and nature of the LDEQ's response, the Company may have to temporarily curtail production from its Breton Sound Block 31 facilities. Should the Company's request not be approved by the LDEQ, management does not expect that the incremental cost to comply with the prohibition will have a material adverse effect on the Company's operating results.

  On March 25, 1997, the United States Department of the Interior Minerals Management Service ("MMS") promulgated a proposed rule implementing the recently amended OPA 90 financial responsibility requirements. For offshore facilities that have a worst case oil spill potential of more that 1,000 barrels, the OPA 90 amendments provide that the amounts of financial responsibility that must be demonstrated by most facilities range from $10 million to $35 million, with higher amounts, up to $150 million, in certain limited instances where the MMS believes such a level is justified by the risks posed by the quantity or quality of oil that is handled by the facility. The proposed rule implements the financial responsibility criteria set forth in amended OPA 90 based on the "worst case" oil spill discharge volume calculated for the facility. The Company cannot predict whether these financial responsibility requirements under the OPA 90 amendments or proposed rule will result in the imposition of substantial additional annual costs to the Company in the future or otherwise materially adversely effect the Company, but the impact is not expected to be any more burdensome to the Company than it will be to other similarly situated companies involved in oil and gas exploration and production in the Gulf of Mexico.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS.
--------------

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996
-------------------------------------------------------------------------------


                           United States   Colombia
                             Oil    Gas       Oil     Total
                           ------  ------  --------   ------
       (Thousands)

       Revenue - 1996       $457   $ 683     $2,393   $3,533

       Volume variance       (63)   (609)      (193)    (865)

       Price variance         65     188        310      563

       Other                   -     (17)         -      (17)
                            ----   -----     ------   ------

       Revenue - 1997       $459   $ 245     $2,510   $3,214
                            ====   =====     ======   ======


Colombian oil volumes were 123,000 barrels in the first quarter of 1997, a decrease of 11,000 barrels as compared to the first quarter of 1996. Such decrease is the result of a 37,000 barrel decrease due to the Company's net revenue interest declining from 18% to 12.6% in June 1996 when cumulative production from the Santana concession reached the 7 million barrel threshold specified in the risk-sharing contract, and an 11,000 barrel decrease resulting from normal production declines, partially offset by a 37,000 barrel increase due to the completion of two development wells in the latter part of 1996.

U.S. oil volumes were 21,000 barrels in 1997, down approximately 3,000 barrels from 1996. This decrease resulted primarily from the sale of the Company's U.S. onshore properties on December 23, 1996. U.S. gas volumes before gas balancing adjustments were 74,000 thousand cubic feet (MCF) in 1997, down 237,000 MCF from 1996. Of such decrease, approximately 262,000 MCF was due to the U.S. onshore property sale, partially offset by new production from a development well completed at Main Pass 41 during October 1996.

Colombian oil prices averaged $20.35 per barrel during the first quarter of 1997. The average price for the same period of 1996 was $17.83 per barrel. The Company's average U.S. oil price increased to $21.66 per barrel in 1997, up from $18.61 per barrel in 1996. In 1997 prices have been higher than in the first quarter of 1996 due to a general increase in world oil prices. U.S. gas prices averaged $2.48 per MCF in 1997 compared to $1.93 per MCF in 1996.

In addition to the above-mentioned variances, U.S. gas revenue decreased approximately $17,000 as a result of gas balancing adjustments.

Operating costs decreased approximately 10%, or $128,000, primarily due to the sale of the U.S. onshore properties while depreciation, depletion and amortization increased by only 1%, or $11,000.

The Company recorded a $1,986,000 write-down of the carrying amount of its U.S. oil and gas properties as a result of a ceiling test limitation on capitalized costs at March 31, 1997. No similar charge was recorded in 1996.

General and administrative ("G&A") expenses declined $179,000 during the first quarter of 1997 as a result of a cost reduction program implemented by the Company during the first quater of 1996.

The program has targeted all categories of G&A. The largest decreases, however, have resulted from reductions in the number of employees, officers and directors of the Company and reductions in fees paid to outside professionals and consultants.

The Company accrued $172,000 of severance expense as of March 31, 1996 relating to the termination of the Executive Vice President and Chief Operating Officer of the Company. For more information see Note 4 of Notes to Condensed Consolidated Financial Statements. The Company has not terminated the employment of any employees in 1997.

Interest expense decreased $38,000 in the first quarter of 1997, primarily as a result of lower average outstanding balances of long term debt.

Debt refinancing expense of $100,000 in the first quarter of 1996 represents a fee paid to ING Capital in consideration for certain modifications to the Company's credit agreement. There have been no such fees incurred by the Company in 1997.

Income taxes were $227,000 higher in 1997 principally as a result of deferred tax benefits recorded in the first quarter of 1996 that were not present in 1997.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Since December 31, 1996, costs incurred in oil and gas property acquisition, exploration and development activities by the Company totaled approximately $0.8 million, almost all of which was incurred in Colombia. These activities were funded by cash provided by operating activities.

As described in Note 5 of Notes to Condensed Consolidated Financial Statements, the Company has aggregate remaining estimated exploratory and development expenditures for 1997 and 1998 of $3.2 million at March 31, 1997. Delays in obtaining the required environmental approvals and permits on a timely basis and construction delays could both, through the impact of inflation, increase the required expenditures. Cost overruns resulting from factors other than inflation could also increase the required expenditures. Historically, the inflation rate of the Colombian peso has been in the range of 20-30% per year. Devaluation of the peso against the U.S. dollar has historically been slightly less than the inflation rate in Colombia. The Company has historically funded capital expenditures in Colombia by converting U.S. dollars to pesos at such time as the expenditures have been made. As a result of the interaction between peso inflation and devaluation of the peso against the U.S. dollar, inflation, from the Company's perspective, has not been a significant factor. During 1994, the first half of 1995, and 1996, however, devaluation of the peso was substantially lower than the rate of inflation of the peso, resulting in an effective inflation rate in excess of that of the U.S. dollar. There can be no assurance that this condition will not occur again or that, in such event, there will not be substantial increases in future capital expenditures as a result. Due to Colombian exchange controls and restrictions and the lack of an effective market, it is not feasible to hedge against the risk of net peso inflation against the U.S. dollar and the Company has not done so.

The Company is a party to a credit agreement with ING (U.S.) Capital Corporation ("ING Capital") pursuant to which the borrower thereunder may borrow up to $25 million, subject to a borrowing base the determination of which is predicated on the Company's U.S. and Colombian reserves and which is redetermined annually.
As of March 31, 1997, the borrowing base permitted and the outstanding loan balance was $7,915,000. Borrowings under the credit agreement bear interest at the ING Capital prime rate (8.5% at March 31, 1997) plus 1% per annum or, at the Company's option, a fixed rate based on the London Interbank Offered Rate for a portion or portions of the outstanding indebtedness. The borrower under the credit agreement is Neo Energy, Inc., a wholly owned subsidiary of the Company and the owner of the Company's interests in the Colombian concessions. The indebtedness under the credit agreement is guaranteed by the Company and certain other subsidiaries, including the wholly owned subsidiary that is the owner of substantially all of the Company's domestic oil and gas properties. The loan, among other things, prohibits the payment of dividends by the Company and requires the maintenance of certain financial ratios. In December 1996, the Company entered into an agreement with ING Capital pursuant to which the outstanding loan balance was paid down to $7,990,000 from $10,790,000 and the repayment schedule was amended to require monthly payments of $25,000 for the first seven months of 1997 and $521,000 for the last five months of 1997 and the first ten months of 1998.

The Company plans to fund its exploration and development activities and the debt service relating to the ING Capital credit agreement using cash flow from operations and working capital. Risks that could adversely affect the Company's plans include, among others, a decrease in the Company's borrowing base, delays in obtaining the required environmental approvals and permits, increases in required expenditures as a result of inflation or cost overruns, interruptions of production, failure to produce the reserves as projected, or a decline in the sales prices of oil and gas. Depending on the results of the exploration and development activities, substantial expenditures which have not been included in the Company's cash flow projections may be required. Although the ultimate outcome of these matters cannot be projected with certainty, management believes that its existing capital resources are adequate to fund its present obligations or that sufficient capital can be obtained by means of sales of assets or revision of current debt repayment terms to meet those obligations. For information regarding the risks relating to the Company's business see Note 5 of Notes to Condensed Consolidated Financial Statements and the Company's Annual Report on Form 10-K.

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

With the exception of historical information, the matters discussed in this quarterly report contain forward-looking statements that involve risks and uncertainties. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that such expectations will be realized. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include the timing and extent of changes in commodity prices for oil and gas, the extent of the Company's success in discovering, developing and producing reserves, political conditions in Colombia and conditions of the capital markets and equity markets during the periods covered by the forward-looking statements, as well as other factors.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

a) Exhibits
-----------

27.1 Financial Data Schedule.

b) Reports on Form 8-K
----------------------

The Company filed the following Current Reports on Form 8-K during and subsequent to the end of the first quarter:

Date of 8-K         Description of 8-K
-----------         ------------------

January 7, 1997     Submitted a copy of the Company's Press Release dated
                    January 7, 1997, reporting on the closing of the U.S.
                    onshore properties sale.

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

                                         AVIVA PETROLEUM INC.



Date:  May 14, 1997                      /s/ Ronald Suttill
                                         -------------------------------------
                                         Ronald Suttill
                                         President and Chief Executive Officer




                                         /s/  James L. Busby
                                         -------------------------------------
                                         James L. Busby
                                         Treasurer and Secretary
                                         (Chief Accounting Officer)

                               INDEX TO EXHIBITS


Exhibit
Number    Description of Exhibit
------    ----------------------

   27.1   Financial Data Schedule.