Form 10-Q
period 1997-06-30
AVIVA PETROLEUM INC /TX/
filed 1997-08-14
CIK 910659

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


        [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended      JUNE 30, 1997
                                            ----------------------

                                       OR

       [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________

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

Number of shares of Common Stock, no par value, outstanding at June 30, 1997, was 31,482,716 of which 10,329,615 shares of Common Stock were represented by Depositary Shares. Each Depositary Share represents five shares of Common Stock held by a Depositary.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
----------------------------

                      AVIVA PETROLEUM INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheet
                     (in thousands, except number of shares)
                                   (unaudited)




                                                                 June 30,   December 31,
                                                                    1997           1996
                                                                 --------   -----------

ASSETS

Current assets:
    Cash and cash equivalents                                    $  1,155    $  2,041
    Accounts receivable                                             2,245       3,750
    Inventories                                                       680         721
    Prepaid expenses and other                                        216         282
                                                                 --------    --------
       Total current assets                                         4,296       6,794
                                                                 --------    --------

Property and equipment, at cost (note 2):
    Oil and gas properties and equipment (full cost method)        60,239      58,324
    Other                                                             610         613
                                                                 --------    --------
                                                                   60,849      58,937
       Less accumulated depreciation, depletion
          and amortization                                        (40,600)    (23,991)
                                                                 --------    --------
                                                                   20,249      34,946
Other assets                                                        1,299       1,204
                                                                 --------    --------
                                                                 $ 25,844    $ 42,944
                                                                 ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of long term debt (note 3)                   $  5,756    $  2,780
    Accounts payable                                                4,127       6,271
    Accrued liabilities                                               271         357
                                                                 --------    --------
       Total current liabilities                                   10,154       9,408
                                                                 --------    --------

Long term debt, excluding current portion (note 3)                  2,084       5,210
Gas balancing obligations and other                                 1,412       1,404
Deferred foreign income taxes                                           -         692
Stockholders' equity:
    Common stock, no par value, authorized 348,500,000 shares;
       issued 31,482,716 shares                                     1,574       1,574
    Additional paid-in capital                                     33,376      33,376
    Accumulated deficit*                                          (22,756)     (8,720)
                                                                 --------    --------
       Total stockholders' equity                                  12,194      26,230

Commitments and contingencies (note 6)

                                                                 --------    --------
                                                                 $ 25,844    $ 42,944
                                                                 ========    ========

* Accumulated deficit of $70,057 was eliminated at December 31, 1992 in connection with a quasi-reorganization.

See accompanying notes to condensed consolidated financial statements.

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)


                                                       Three Months Ended        Six Months Ended
                                                            June 30,                 June 30,

                                                          1997       1996            1997       1996
                                                      --------   --------        --------   --------

Oil and gas sales                                     $  2,339     $3,876        $  5,553     $7,409
                                                      --------   --------        --------   --------

Expense:
 Production                                              1,096      1,284          2,198       2,514
 Depreciation, depletion and amortization                1,490      1,796          3,285       3,579
 Write-down of oil and gas properties (note 2)          11,413          -         13,399           -
 General and administrative                                402        487            752       1,016
 Severance (note 5)                                          -          -              -         172
                                                      --------   --------        --------   --------

   Total expense                                        14,401      3,567          19,634      7,281
                                                      --------   --------        --------   --------
Other income (expense):
 Interest and other income (expense), net                   67         66              91        139
 Interest expense                                         (162)      (201)           (328)      (406)
 Debt refinancing expense (note 3)                           -          -               -       (100)
                                                      --------   --------        --------   --------
   Total other income (expense)                            (95)      (135)           (237)      (367)
                                                      --------   --------        --------   --------
Earnings (loss) before income taxes                    (12,157)       174         (14,318)      (239)

Income taxes (benefits)                                   (547)       177            (282)       216
                                                      --------   --------        --------   --------

     Net loss                                         $(11,610)  $     (3)       $(14,036)    $ (455)
                                                      ========   ========        ========   ========

Weighted average common shares outstanding              31,483     31,483          31,483     31,483
                                                      ========   ========        ========   ========

Net loss  per common share                            $   (.37)  $   (.00)       $   (.45)  $   (.01)
                                                      ========   ========        ========   ========

See accompanying notes to condensed consolidated financial statements.

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                       Six Months Ended
                                                                           June 30,

                                                                         1997         1996
                                                                     --------     --------

Net loss                                                             $(14,036)     $  (455)
Adjustments to reconcile net loss to net cash
 provided by operating activities:
 Depreciation, depletion and amortization                               3,285        3,579
 Write-down of oil and gas properties                                  13,399            -
 Deferred foreign income tax benefits                                    (692)        (157)
 Changes in working capital and other                                    (729)         (36)
                                                                     --------     --------

   Net cash provided by operating activities                            1,227        2,931
                                                                     --------     --------

Cash flows from investing activities:
 Property and equipment expenditures                                   (1,959)      (3,138)
 Proceeds from sale of assets                                              19           27
                                                                     --------     --------

   Net cash used in investing activities                               (1,940)      (3,111)
                                                                     --------     --------

Cash flows from financing activities -
 principal payments on long term debt                                    (150)      (1,665)
                                                                     --------     --------

Effect of exchange rate changes on cash and
 cash equivalents                                                         (23)         (30)
                                                                     --------     --------

Net decrease in cash and cash equivalents                                (886)      (1,875)
Cash and cash equivalents at beginning of the period                    2,041        4,200
                                                                     --------     --------

Cash and cash equivalents at end of the period                       $  1,155     $  2,325
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

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    (in thousands, except number of shares)
                                  (unaudited)




                                      Common Stock
                                   ------------------
                                                       Additional                    Total
                                     Number             Paid-in    Accumulated   Stockholders'
                                   of Shares   Amount   Capital      Deficit         Equity
                                   ----------  ------  ----------  ------------  --------------

Balances at December 31, 1996      31,482,716  $1,574     $33,376    $ (8,720)    $ 26,230
Net loss                                    -       -           -     (14,036)     (14,036)
                                   ----------  ------  ----------    --------     --------

Balances at June 30, 1997          31,482,716  $1,574     $33,376    $(22,756)    $ 12,194
                                   ==========  ======  ==========    ========     ========




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

2. PROPERTY AND EQUIPMENT

  Internal general and administrative costs directly associated with oil and gas property acquisition, exploration and development activities have been capitalized in accordance with the accounting policies of the Company. Such costs totaled $70,000 for the six months ended June 30, 1997 and $54,000 for the six months ended June 30, 1996.

  Unevaluated oil and gas properties totaling $655,000 and $1,066,000 at June 30, 1997 and December 31, 1996, respectively, have been excluded from costs subject to depletion. The Company capitalized interest costs of $45,000 and $123,000 for the six-month periods ended June 30, 1997 and 1996, respectively, on these properties.

  During 1997 the Company wrote down the carrying amount of its oil and gas properties as a result of ceiling limitations on capitalized costs as follows (in thousands):

                            United
                            States  Colombia   Total
                            ------  --------  -------

                March 31    $1,986   $     -  $ 1,986

                June 30          -    11,413   11,413
                            ------  --------  -------

                            $1,986   $11,413  $13,399
                            ======  ========  =======


  The U.S. write-down at March 31, 1997 was primarily due to lower oil and gas prices, whereas the Colombian write-down at June 30, 1997 was mainly due to a downward revision (523,000 barrels) of the Company's Colombian proved oil reserves and lower prices.

3. LONG TERM DEBT

  On August 6, 1993, the Company entered into a credit agreement with ING (U.S.) Capital Corporation ("ING Capital"), secured by a mortgage on substantially all U.S. oil and gas assets, a pledge of Colombian assets and the stock of three subsidiaries, pursuant to which ING Capital

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (CONTINUED)


  agreed to loan to the Company up to $25 million, subject to an annually redetermined borrowing base which is predicated on the Company's U.S. and Colombian reserves. As of June 30, 1997, the borrowing base permitted and the outstanding loan balance was, $7,840,000. The outstanding loan balance bears interest at the ING Capital prime rate (8.5% at June 30, 1997) plus 1% or, at the option of the Company, a fixed rate, based on the London Interbank Offered Rate, for a portion or portions of the outstanding debt from time to time. Commitment fees of .5% on the unused credit were payable quarterly until December 31, 1995, at which time the credit facility converted from a revolving credit facility to a term loan. The terms of the loan, among other things, prohibit the Company from merging with another company or paying dividends, limit additional indebtedness, general and administrative expense, sales of assets and investments and require the maintenance of certain minimum financial ratios. The agreement also requires the Company to maintain a minimum consolidated tangible net worth of $22,000,000.

  As of June 30, 1997, the Company was not in compliance with the above-referenced tangible net worth covenant. ING Capital, however, has waived compliance with this requirement pending the completion of the Company's restructuring plan (see note 7).

  In December 1996, the Company entered into an agreement with ING Capital pursuant to which the outstanding loan balance was paid down to $7,990,000 from $10,790,000 concurrent with the sale of the U.S. onshore properties and the repayment schedule was amended to require monthly payments of $25,000 for the first seven months of 1997 and $521,000 for the last five months of 1997 and the first ten months of 1998. See Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources).

  In March 1996, the Company paid a fee of $100,000 to ING Capital in consideration for certain modifications to the Company's credit agreement.

4. STOCKHOLDERS' EQUITY

  At the Annual Meeting of Shareholders held on June 10, 1997, the Company's shareholders approved the amendment of the Aviva Petroleum Inc. 1995 Stock Option Plan (the "Plan"). The amendment increased the 200,000 shares reserved for options to be awarded to non-employee directors to 400,000 shares. In addition, the amendment provides for the grant, on July 1, 1997 and on each subsequent July 1, to each non-employee director who has served in such capacity for at least the entire preceding calendar year of an option to purchase 5,000 shares of the Company's common stock (the "Annual Option Awards"), exercisable as to 2,500 shares on the first anniversary of the date of grant and as to the remaining shares on the second anniversary thereof. Except for the vesting provisions relating to the Annual Option Awards, the provisions of the Plan relating to vesting of such options, the determination of the exercise prices thereof and other terms of such options remain unchanged.

5. SEVERANCE EXPENSE

  The Board of Directors had charged a committee of the Board with the task of reviewing the Company's general and administrative expenses and making recommendations as to the reduction of such expenses. On March 18, 1996, the Board, acting on one of such committee's recommendations, determined to terminate the employment of the Executive Vice President and Chief Operating Officer of the Company (the "Officer") effective on June 1, 1996. In

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (CONTINUED)

  connection with the severance arrangements between the Company and the Officer, the Company incurred costs of $172,000 as of June 30, 1996.

  On July 25, 1996, the above mentioned committee was dissolved and its function was assumed by the entire Board of Directors.

  6.  COMMITMENTS AND CONTINGENCIES

  The Company, along with its co-owner (referred to collectively as the "Co-owners"), is engaged in an ongoing development and exploration program on concessions in Colombia.

  The contract obligations of the Santana concession have been met. The Co-owners have, however, completed one development well in 1997 and anticipate drilling one additional development well and recompleting certain existing wells on the Santana concession. As of June 30, 1997, future development costs are estimated at approximately $1.2 million, net to the Company's interest, for these expenditures.

  The Co-owners have completed a 3-D seismic survey over the Mary and Miraflor fields in the Santana concession and such data has recently been interpreted. Preliminary results confirm the presence of several prospects and leads previously identified from 2-D seismic data. Additionally, a 2-D seismic program was completed on the Yuruyaco concession in January 1997 and such data is currently being interpreted. As of June 30, 1997, the aggregate remaining future expenditures for these and certain other miscellaneous projects were approximately $.6 million, net to the Company's interest.

  The Co-owners have completed their seismic obligations for the first two years of the La Fragua concession and were obligated to acquire additional seismic data for the third year. The Co-owners determined, however, that it was not technically justified to explore this concession further and, accordingly, requested and received from Ecopetrol a change of commitment that would allow the Co-owners to substitute certain exploratory expenditures within the Santana concession for the remaining seismic commitment on the La Fragua concession. The indigenous people of the new commitment area, however, have objected to the proposed exploratory work and the Co-owners were not able to comply with the new commitment. The Co-owners have requested and Ecopetrol has agreed to allow the Co-owners to surrender the concession without further expenditure. All unevaluated costs relating to the La Fragua concession have been transferred into the Colombian amortization base.

  The Company's aggregate remaining estimated exploratory and development expenditures for 1997 and 1998 were $1.8 million at June 30, 1997. The Company's ability to fund these expenditures is dependent upon the success of the Restructuring Plan described in note 7 and the continued deferral of current payments under the Company's debt repayment schedule with ING Capital. Moreover, any substantial increases in the amounts of the above referenced expenditures could adversely affect the Company's ability to fund these activities.

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

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (CONTINUED)


  The Company plans to fund these exploration and development activities using cash provided from operations and proceeds from the issuance of additional long-term debt which is part of the Company's Restructuring Plan as described in note 7. Risks that could adversely affect the Company's plans include, among others, failure to accomplish the Restructuring Plan, delays in obtaining the required environmental approvals and permits, increases in required expenditures as a result of inflation or cost overruns, interruptions of production, failure to produce the reserves as projected, or a further decline in the sales prices of oil and gas. Depending on the results of the exploration and development activities, substantial expenditures which have not been included in the Company's plan may be required. The outcome of these matters cannot be projected with certainty. See note 7.

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

  On March 25, 1997, the United States Department of the Interior Minerals Management Service ("MMS") promulgated a proposed rule implementing the recently amended OPA 90 financial responsibility requirements. For offshore facilities that have a worst case oil spill potential of more than 1,000 barrels, the OPA 90 amendments provide that the amounts of financial responsibility that must be demonstrated by most facilities range from $10 million to $35 million, with higher amounts, up to $150 million, in certain limited instances where the MMS believes such a level is justified by the risks posed by the quantity or quality of oil that is handled by the facility. The proposed rule implements the financial responsibility criteria set forth in amended OPA 90 based on a "worst case" oil spill discharge volume calculated for the facility. The Company cannot predict whether these financial responsibility requirements under the OPA 90 amendments or proposed rule will result in the imposition of substantial additional annual costs to the Company in the future or otherwise materially adversely effect the Company, but the impact is not expected to be any more burdensome to the Company than it will be to other similarly situated companies involved in oil and gas exploration and production in the Gulf of Mexico.

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (CONTINUED)


  The Company has recently received a response from the Louisiana Department of Environmental Quality ("LDEQ") regarding the Company's request to extend the date by which it must comply with the state-wide prohibition against discharges of produced waters to coastal waters offshore Louisiana. A state-wide prohibition against such discharges went into effect on July 1, 1997.
  The LDEQ's response instructed the Company to install a LDEQ-approved diffuser system designed to eliminate the potential for violation of water quality standards resulting from the discharge of produced water. Additionally, the LDEQ instructed the Company to adhere to an approved produced water discharge termination schedule which includes the submission of quarterly reports and scheduling the commencement of produced water injection by December 1, 1997. Accordingly, the Company will be required to cease discharges of produced water from its Breton Sound leases into coastal waters by December 1, 1997, unless a further extension is granted by the LDEQ. In the event that a further extension is not granted by the LDEQ, then effective December 1, 1997, the Company will be required to either reinject the produced water into suitable underground formations or curtail or even cease production from the field until such time as the produced water can be appropriately disposed of in an economic manner. Management does not expect that compliance with the LDEQ's directive will have a material adverse effect on the Company or its operations.

  The Company is involved in certain litigation involving its oil and gas activities, but unrelated to environmental contamination issues. Management of the Company believes that these litigation matters will not have any material adverse effect on the Company's financial condition or results of operations.

7.SUBSEQUENT EVENT

  On July 8, 1997, the Company engaged Merrick Capital Corporation ("Merrick") to act as its financial advisor in order to identify and accomplish certain strategic corporate objectives (the "Restructuring Plan"). Such objectives include the acquisition of $5 million of oil and gas properties for ten million new shares of the Company's common stock, the procurement of $12 million to $15 million of mezzanine financing to fund the drilling of certain of the Company's current prospects, and the negotiation of a $25 million oil and gas reserve based credit facility. Mr. Jeffrey S. Rawson, President of Merrick, has an interest in the above-referenced oil and gas properties and, if the Restructuring Plan is consummated, will beneficially own 50% of the common shares issued in exchange for such properties. Additionally, Mr. Rawson will have voting power over the remaining 50% of the common shares so issued.

  Effective with the contemporaneous closing of the aforementioned transactions, which are contingent on the approval of the Company's shareholders, the number of directors of the Company will remain fixed at its current level of five and will be comprised of Mr. Rawson, who will also become Chairman and Chief Executive Officer of the Company, two additional directors to be nominated and approved by him, and two directors to be determined by the current Board of Directors.

  ING Capital has agreed to waive compliance with the Company's minimum consolidated tangible net worth requirement of $22 million and to defer the predominant portion of each monthly payment through November 1997 under the Company's debt repayment schedule while the Company is pursuing the Restructuring Plan. See Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS.
--------------

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996
-----------------------------------------------------------------------------


                           United States   Colombia
                            Oil     Gas       Oil      Total
                          -------  ------  ---------  --------
       (Thousands)

       Revenue - 1996      $ 533   $ 607     $2,736   $ 3,876

       Volume variance      (121)   (439)      (529)   (1,089)

       Price variance        (36)    (21)      (418)     (475)

       Other                   -      27          -        27
                           -----   -----     ------   -------

       Revenue - 1997      $ 376   $ 174     $1,789   $ 2,339
                           =====   =====     ======   =======

Colombian oil volumes were 108,000 barrels in the second quarter of 1997, a decrease of 26,000 barrels as compared to the second quarter of 1996. Such decrease is the result of a 31,000 barrel decrease due to the Company's net revenue interest declining from 18% to 12.6% in June 1996 when cumulative production from the Santana concession reached the 7 million barrel threshold specified in the risk-sharing contract, and a 32,000 barrel decrease resulting from normal production declines, partially offset by a 37,000 barrel increase primarily due to the completion of two development wells in the latter part of 1996.

U.S. oil volumes were 21,000 barrels in 1997, down approximately 6,000 barrels from 1996. This decrease resulted primarily from the sale of the Company's U.S. onshore properties on December 23, 1996. U.S. gas volumes before gas balancing adjustments were 65,000 thousand cubic feet (MCF) in 1997, down 218,000 MCF from 1996. Of such decrease, approximately 211,000 MCF was due to the U.S. onshore property sale.

Colombian oil prices averaged $16.56 per barrel during the second quarter of 1997. The average price for the same period of 1996 was $20.43 per barrel. The Company's average U.S. oil price decreased to $18.24 per barrel in 1997, down from $19.97 per barrel in 1996. In 1997 prices have been lower than in the second quarter of 1996 due to a general decrease in world oil prices. U.S. gas prices averaged $1.97 per MCF in 1997 compared to $2.12 per MCF in 1996.

In addition to the above-mentioned variances, U.S. gas revenue increased approximately $27,000 as a result of gas balancing adjustments.

Operating costs decreased approximately 15%, or $188,000, primarily due to the sale of the U.S. onshore properties while depreciation, depletion and amortization decreased by 17%, or $306,000 primarily as a result of lower levels of production.

The Company recorded an $11,413,000 write-down of the carrying amount of its Colombian oil properties as a result of a ceiling test limitation on capitalized costs at June 30, 1997. The write-down was mainly due to a downward revision (523,000 barrels) of the Company's Colombian proved oil reserves and lower prices. No similar charge was recorded in 1996.

General and administrative ("G&A") expenses declined $85,000 during the second quarter of 1997 as a result of a cost reduction program implemented by the Company during the first quarter of 1996. The program has targeted all categories of G&A. The largest decreases, however, have resulted from reductions in the number of employees, officers and directors of the Company.

Interest expense decreased $39,000 in the second quarter of 1997, primarily as a result of lower average outstanding balances of long term debt.

Income taxes were $724,000 lower in 1997 principally as a result of Colombian deferred tax benefits resulting from the write-down of the carrying amount of the Company's Colombian oil properties. See note 2 of Notes to Condensed Consolidated Financial Statements.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996
-------------------------------------------------------------------------


                           United States   Colombia
                           Oil      Gas       Oil      Total
                          ------  -------  ---------  --------
       (Thousands)

       Revenue - 1996     $ 990   $1,290     $5,129   $ 7,409

       Volume variance     (183)    (913)      (704)   (1,800)

       Price variance        28       33       (127)      (66)

       Other                  -       10          -        10
                          -----   ------     ------   -------

       Revenue - 1997     $ 835   $  420     $4,298   $ 5,553
                          =====   ======     ======   =======

Colombian oil volumes were 231,000 barrels in the first half of 1997, a decrease of 37,000 barrels as compared to the first half of 1996. Such decrease is the result of a 68,000 barrel decrease due to the Company's net revenue interest declining from 18% to 12.6% in June 1996 when cumulative production from the Santana concession reached the 7 million barrel threshold specified in the risk-sharing contract, and a 43,000 barrel decrease resulting from normal production declines, partially offset by a 74,000 barrel increase primarily due to the completion of two development wells in the latter part of 1996.

U.S. oil volumes were 42,000 barrels in 1997, down approximately 9,000 barrels from 1996. Such decrease was mainly due to the U.S. onshore property sale.
U.S. gas volumes before gas balancing adjustments were 139,000 MCF in 1997, down 454,000 MCF from 1996. Of such decrease, approximately 473,000 MCF was due to the U.S. onshore property sale, partially offset by new production from a development well completed at Main Pass 41 during October 1996.

Colombian oil prices averaged $18.58 per barrel during the first half of 1997. The average price for the same period during 1996 was $19.13 per barrel. The Company's average U.S. oil price increased to $19.97 per barrel in 1997, up from $19.31 per barrel in 1996. U.S. gas prices averaged $2.23 per MCF in 1997 compared to $2.01 per MCF in 1996.

In addition to the above-mentioned variances, U.S. gas revenue increased approximately $10,000 as a result of gas balancing adjustments.

Operating costs decreased approximately 13%, or $316,000 primarily due to the sale of the U.S. onshore properties, while DD&A decreased by 8%, or $294,000, primarily due to lower levels of production.

The Company recorded write-downs to the carrying amounts of its U.S. and Colombian oil and gas properties of $1,986,000 and $11,413,000 at March 31, 1997 and June 30, 1997, respectively. The U.S. write-down at March 31 was primarily due to lower oil and gas prices, whereas the Colombian write-down at June 30 was mainly due to a downward revision (523,000 barrels) of the Company's Colombian proved oil reserves and lower prices.

G&A expenses declined $264,000 as a result of a cost reduction program implemented by the Company during the first quarter of 1996. This program has targeted all categories of G&A. The largest decreases, however, have resulted from reductions in the number of employees, officers and directors of the Company.

The Company incurred $172,000 of severance expense in the first six months of 1996 relating to the termination of the Executive Vice President and Chief Operating Officer of the Company. For more information regarding such termination see Note 5 of Notes to Condensed Consolidated Financial Statements. The Company has not incurred any such severance expense in 1997.

Interest expense was $78,000 lower, primarily as a result of lower average balances outstanding in 1997.

Debt refinancing expense of $100,000 in 1996 represents a fee paid to ING Capital in consideration for certain modifications to the Company's credit agreement. See Note 3 of Notes to Condensed Consolidated Financial Statements.

Income taxes were $498,000 lower in 1997 primarily due to Colombian deferred tax benefits resulting from the write-down of the carrying amount of the Company's Colombian oil and gas properties. See Note 2 of Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Since December 31, 1996, costs incurred in oil and gas property acquisition, exploration and development activities by the Company totaled approximately $2.0 million, almost all of which was incurred in Colombia. These activities were funded by cash provided by operating activities.

As described in Note 6 of Notes to Condensed Consolidated Financial Statements, the Company has aggregate remaining estimated exploratory and development expenditures for 1997 and 1998 of $1.8 million at June 30, 1997. Delays in obtaining the required environmental approvals and permits on a timely basis and construction delays could both, through the impact of inflation, increase the required expenditures. Cost overruns resulting from factors other than inflation could also increase the required expenditures. Historically, the inflation rate of the Colombian peso has been in the range of 20-30% per year. Devaluation of the peso against the U.S. dollar has historically been slightly less than the inflation rate in Colombia. The Company has historically funded capital expenditures in Colombia by converting U.S. dollars to pesos at such time as the expenditures have been made. As a result of the interaction between peso inflation and devaluation of the peso against the U.S. dollar, inflation, from the Company's perspective, has not been a significant factor. During 1994, the first half of 1995, and 1996, however, devaluation of the peso was substantially lower than the rate of inflation of the peso, resulting in an effective inflation rate in excess of that of the U.S. dollar. There can be no assurance that this condition will not occur again or that, in such event, there will not be substantial increases in future capital expenditures as a result. Due to Colombian exchange controls and restrictions and the lack of an effective market, it is not feasible to hedge against the risk of net peso inflation against the U.S. dollar and the Company has not done so.

The Company is a party to a credit agreement with ING (U.S.) Capital Corporation ("ING Capital") pursuant to which the borrower thereunder may borrow up to $25 million, subject to a borrowing base the determination of which is predicated on the Company's U.S. and Colombian reserves and which is redetermined annually.
As of June 30, 1997, the borrowing base permitted and the outstanding loan balance was $7,840,000. Borrowings under the credit agreement bear interest at the ING Capital prime rate (8.5% at June 30, 1997) plus 1% per annum or, at the Company's option, a fixed rate based on the London Interbank Offered Rate for a portion or portions of the outstanding indebtedness. The borrower under the credit agreement is Neo Energy, Inc., a wholly owned subsidiary of the Company and the owner of the Company's interests in the Colombian concessions. The indebtedness under the credit agreement is guaranteed by the Company and certain other subsidiaries, including the wholly owned subsidiary that is the owner of substantially all of the Company's domestic oil and gas properties. The loan, among other things, prohibits the payment of dividends by the Company and requires the maintenance of certain financial ratios. In December 1996, the Company entered into an agreement with ING Capital pursuant to which the outstanding loan balance was paid down to $7,990,000 from $10,790,000 and the repayment schedule was amended to require monthly payments of $25,000 for the first seven months of 1997 and $521,000 for the last five months of 1997 and the first ten months of 1998. In addition, the Company is required by the terms of the credit agreement to maintain a minimum consolidated tangible net worth of $22,000,000.

As a result of the write-down of the capitalized costs of the Company's oil and gas properties and equipment reflected in the accompanying Condensed Consolidated Financial Statements, the Company is not in compliance with its minimum consolidated tangible net worth covenant. Moreover, the Company's estimates of its cash flow through December 31, 1997 indicate that it would be unable to meet its principal repayments scheduled for the five months ending December 31, 1997 (aggregating $2,600,000).

On July 8, 1997, the Company engaged Merrick Capital Corporation to act as its financial advisor in order to effect the Restructuring Plan described in Note 7 to the Condensed Consolidated Financial Statements. Pending effectuation of the Restructuring Plan, ING Capital has waived compliance by the Company with its minimum consolidated tangible net worth covenant and has reduced the principal payments required for the four months ending November 30, 1997 to $25,000 per month and rescheduled repayment of the remaining principal as follows: $575,000 per month for the ten months ending September 30, 1998 and $1,965,000 on October 31, 1998. At such time as the Company fails to pursue the Restructuring Plan actively, any prior breach of the minimum consolidated tangible net worth covenant will be reinstated and monthly payments of principal of $575,000 will be required thereafter until maturity of the credit on October 31, 1998. ING Capital has reserved to itself the right to consent to the actual terms of the Restructuring Plan.

If the Restructuring Plan is not effected, management of the Company will endeavor to obtain additional capital by means of equity issues or sales of assets. Only additional equity issues will, however, assist the Company in meeting the existing minimum consolidated tangible net worth covenant if then reinstated. There is no assurance that ING Capital would, under such circumstances, waive prior defaults under the Company's minimum consolidated tangible net worth covenant even if management were able to secure additional capital through the issuance of equity. The Company is not currently exploring alternative sources of equity capital (and is not permitted to do so by the terms of its engagement of Merrick Capital Corporation).

Other risks that could adversely affect the Company's plans include, among others, delays in obtaining the required environmental approvals and permits, increases in required expenditures as a result of inflation or cost overruns, interruptions of production, failure to produce the reserves as projected, or a further decline in the sales prices of oil and gas. Depending on the results of the exploration and development activities, substantial expenditures which have not been included in the Company's plan may be required. The outcome of these matters cannot be projected with certainty. For information regarding the risks relating to the Company's business, see Note 6 of Notes to Condensed Consolidated Financial Statements and the Company's Annual Report on Form 10-K.

With the exception of historical information, the matters discussed in this quarterly report contain forward-looking statements that involve risks and uncertainties. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that such expectations will be realized. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include the timing and extent of changes in commodity prices for oil and gas, the extent of the Company's success in discovering, developing and producing reserves, political conditions in Colombia, conditions of the capital markets and equity markets during the periods covered by the forward-looking statements and its ability to effect the Restructuring Plan, as well as other factors.

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF  MATTERS TO A VOTE OF SECURITY HOLDERS.
--------------------------------------------------------------

The Annual Meeting of Shareholders of Aviva Petroleum Inc. was held on June 10, 1997, pursuant to notice, at which the following persons were elected directors of the Company to serve until the next annual meeting of the shareholders or until their successors are elected and qualify:

                                For      Against  Abstain
                             ----------  -------  -------

   Ronald Suttill            15,348,137   82,381   21,823
   John J. Lee               15,083,985  346,848   21,508
   Elliott Roosevelt, Jr.    15,086,673  344,160   21,508
   James E. Tracey           15,417,608   13,225   21,508

In addition the following proposals were approved by the shareholders:

  The amendment to the Aviva Petroleum Inc. 1995 Stock Option Plan to increase the amount of shares reserved for options to be awarded to non-employee directors to 400,000 shares and to provide for the grant of annual option awards each July 1 to non-employee directors who have served in such capacity for at least the entire preceding calendar year was passed with 15,297,586 votes in favor, 152,076 votes against, and 2,679 votes abstaining.

  The re-appointment of KPMG Peat Marwick LLP as independent auditors of the Company was passed with 15,197,097 votes in favor, 246,041 votes against and 9,203 votes abstaining.

The shareholders failed to approve a proposal to amend the Articles of Incorporation of the Company to authorize a new class of preferred stock with 6,773,854 votes in favor, 3,827,419 votes against, 2,409 votes abstaining and 4,756,159 broker non-votes. The approval of this proposal required the affirmative vote of at least a majority of the outstanding shares of the Company's common stock.

The text of the above proposals is incorporated by reference to Aviva's definitive Proxy Statement for the Annual Meeting of Shareholders dated June 10, 1997, filed with the Securities and Exchange Commission pursuant to Registration 14A.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

a) Exhibits
-----------

10.1 Aviva Petroleum Inc. 1995 Stock Option Plan, as amended (filed as Appendix A to the Company's definitive Proxy Statement for the Annual Meeting of Shareholders dated June 10, 1997, and incorporated herein by reference).

10.2 Amendment to the ING Capital Credit Agreement dated August 12, 1997.

27.1 Financial Data Schedule.

b) Reports on Form 8-K
----------------------

The Company filed the following Current Reports on Form 8-K during and subsequent to the end of the second quarter:

Date of 8-K         Description of 8-K
-----------         ------------------

July 10, 1997       Submitted a copy of the Company's Press Release dated July
                    10, 1997, reporting on the Company's Colombian activities.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         AVIVA PETROLEUM INC.



Date:  August 12, 1997                   /s/ Ronald Suttill
                                         -------------------------------------
                                         Ronald Suttill
                                         President and Chief Executive Officer




                                         /s/  James L. Busby
                                         -------------------------------------
                                         James L. Busby
                                         Treasurer and Secretary
                                         (Chief Accounting Officer)

                               INDEX TO EXHIBITS


Exhibit
Number    Description of Exhibit
-------   ----------------------

 *10.1 Aviva Petroleum Inc. 1995 Stock Option Plan, as amended (filed as Appendix A to the Company's definitive Proxy Statement for the Annual Meeting of Shareholders dated June 10, 1997, and incorporated herein by reference).

**10.2  Amendment to the ING Capital Credit Agreement dated August 12, 1997.

**27.1  Financial Data Schedule.

------
* Previously Filed
** Filed Herewith