Form 10-Q
period 1997-09-30
AVIVA PETROLEUM INC /TX/
filed 1997-11-13
CIK 910659

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


 [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

           For the quarterly period ended      SEPTEMBER 30, 1997
                                          ---------------------------

                                      OR

 [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

               For the transition period from________to_________

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

Number of shares of Common Stock, no par value, outstanding at September 30, 1997, was 31,482,716 of which 10,336,835 shares of Common Stock were represented by Depositary Shares. Each Depositary Share represents five shares of Common Stock held by a Depositary.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
-----------------------------

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET
                    (in thousands, except number of shares)
                                  (unaudited)

                                               September 30,           December 31,
                                                   1997                    1996
                                               -------------           ------------
ASSETS

Current assets:
 Cash and cash equivalents                        $    642                $  2,041
 Accounts receivable                                 1,865                   3,750
 Inventories                                           596                     721
 Prepaid expenses and other                            239                     282
                                                  --------                --------
   Total current assets                              3,342                   6,794
                                                  --------                --------

Property and equipment, at cost (note 2):
 Oil and gas properties and equipment
 (full cost method)                                 60,661                  58,324
 Other                                                 610                     613
                                                  --------                --------
                                                    61,271                  58,937
   Less accumulated depreciation, depletion
     and amortization                              (41,941)                (23,991)
                                                  --------                --------
                                                    19,330                  34,946
Other assets                                         1,499                   1,204
                                                  --------                --------
                                                  $ 24,171                $ 42,944
                                                  ========                ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current portion of long term debt (note 3)       $  5,800                $  2,780
 Accounts payable                                    3,188                   6,271
 Accrued liabilities                                   379                     357
                                                  --------                --------
   Total current liabilities                         9,367                   9,408
                                                  --------                --------

Long term debt, excluding current portion
 (note 3)                                            1,965                   5,210
Gas balancing obligations and other                  1,451                   1,404
Deferred foreign income taxes                            -                     692
Stockholders' equity (note 4):
 Common stock, no par value, authorized
  348,500,000 shares; issued 31,482,716 shares       1,574                   1,574
 Additional paid-in capital                         33,376                  33,376
 Accumulated deficit *                             (23,562)                 (8,720)
                                                  --------                --------
   Total stockholders' equity                       11,388                  26,230

Commitments and contingencies (note 6)            --------                --------
                                                  $ 24,171                $ 42,944
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

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)


                                                             Three Months Ended    Nine Months Ended
                                                               September 30,         September 30,

                                                                1997      1996         1997      1996
                                                             -------   -------     --------   -------
Oil and gas sales                                            $ 2,249   $ 3,103     $  7,802   $10,512
                                                             -------   -------     --------   -------

Expense:
 Production                                                    1,027     1,149        3,225     3,663
 Depreciation, depletion and amortization                      1,370     1,538        4,655     5,117
 Write-down of oil and gas properties (note 2)                     -         -       13,399         -
 General and administrative                                      311       261        1,063     1,276
 Severance (note 5)                                                -        24            -       196
                                                             -------   -------     --------   -------

   Total expense                                               2,708     2,972       22,342    10,252
                                                             -------   -------     --------   -------

Other income (expense):
 Interest and other income (expense), net                        (53)      107           38       245
 Interest expense                                               (170)     (196)        (498)     (602)
 Debt refinancing expense (note 3)                                 -         -            -      (100)
                                                             -------   -------     --------   -------

   Total other income (expense)                                 (223)      (89)        (460)     (457)
                                                             -------   -------     --------   -------

Earnings (loss) before income taxes                             (682)       42      (15,000)     (197)

Income taxes (benefits)                                          124       123         (158)      339
                                                             -------   -------     --------   -------
     Net loss                                                $  (806)  $   (81)    $(14,842)  $  (536)
                                                             =======   =======     ========   =======
Weighted average common shares outstanding                    31,483    31,483       31,483    31,483
                                                             =======   =======     ========   =======
Net loss  per common share                                   $  (.03)  $     -     $   (.47)  $  (.02)
                                                             =======   =======     ========   =======

See accompanying notes to condensed consolidated financial statements.

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                            Nine Months Ended
                                                              September 30,
                                                           1997          1996
                                                        ----------     --------
Net loss                                                 $(14,842)     $  (536)
Adjustments to reconcile net loss to net cash
 provided by operating activities:
  Depreciation, depletion and amortization                  4,655        5,117
  Write-down of oil and gas properties                     13,399            -
  Deferred foreign income tax benefits                       (692)        (137)
  Changes in working capital and other                     (1,291)       3,647
                                                         --------      -------

   Net cash provided by operating activities                1,229        8,091
                                                         --------      -------

Cash flows from investing activities:
  Property and equipment expenditures                      (2,381)      (6,097)
  Proceeds from sale of assets                                 19           28
  Other                                                         -          (30)
                                                         --------      -------

   Net cash used in investing activities                   (2,362)      (6,099)
                                                         --------      -------

Cash flows from financing activities -
 principal payments on long term debt                        (225)      (2,037)
                                                         --------      -------
Effect of exchange rate changes on cash and
 cash equivalents                                             (41)         (28)
                                                         --------      -------
Net decrease in cash and cash equivalents                  (1,399)         (73)

Cash and cash equivalents at beginning of the period        2,041        4,200
                                                         --------      -------
Cash and cash equivalents at end of the period           $    642      $ 4,127
                                                         ========      =======

See accompanying notes to condensed consolidated financial statements.

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    (in thousands, except number of shares)
                                  (unaudited)





                                     Common Stock
                                  ------------------
                                                      Additional                    Total
                                    Number             Paid-in    Accumulated   Stockholders'
                                  of Shares   Amount   Capital      Deficit         Equity
                                  ----------  ------  ----------  ------------  --------------
Balances at December 31, 1996     31,482,716  $1,574     $33,376     $ (8,720)     $ 26,230
Net loss                                   -       -           -      (14,842)      (14,842)
                                  ----------  ------  ----------     --------      --------

Balances at September 30, 1997    31,482,716  $1,574     $33,376     $(23,562)     $ 11,388
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

2. PROPERTY AND EQUIPMENT

  Internal general and administrative costs directly associated with oil and gas property acquisition, exploration and development activities have been capitalized in accordance with the accounting policies of the Company. Such costs totaled $94,000 for the nine months ended September 30, 1997 and $68,000 for the nine months ended September 30, 1996.

  Unevaluated oil and gas properties totaling $719,000 and $1,066,000 at September 30, 1997 and December 31, 1996, respectively, have been excluded from costs subject to depletion. The Company capitalized interest costs of $55,000 and $171,000 for the nine-month periods ended September 30, 1997 and 1996, respectively, on these properties.

  During 1997 the Company wrote down the carrying amount of its oil and gas properties as a result of ceiling limitations on capitalized costs as follows (in thousands):

                United
                States   Colombia   Total
                -------  --------  -------

March 31        $ 1,986  $      -  $ 1,986

June 30               -    11,413   11,413

September 30          -         -        -
                -------  --------  -------
                $ 1,986  $ 11,413  $13,399
                =======  ========  =======


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

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (CONTINUED)


3. LONG TERM DEBT

  On August 6, 1993, the Company entered into a credit agreement with ING (U.S.) Capital Corporation ("ING Capital"), secured by a mortgage on substantially all U.S. oil and gas assets, a pledge of Colombian assets and the stock of three subsidiaries, pursuant to which ING Capital agreed to loan to the Company up to $25 million, subject to an annually redetermined borrowing base which is predicated on the Company's U.S. and Colombian reserves. As of September 30, 1997, the borrowing base permitted and the outstanding loan balance was, $7,765,000. The outstanding loan balance bears interest at the ING Capital prime rate (8.5% at September 30, 1997) plus 1% or, at the option of the Company, a fixed rate, based on the London Interbank Offered Rate, for a portion or portions of the outstanding debt from time to time. Commitment fees of .5% on the unused credit were payable quarterly until December 31, 1995, at which time the credit facility converted from a revolving credit facility to a term loan. The terms of the loan, among other things, prohibit the Company from merging with another company or paying dividends, limit additional indebtedness, general and administrative expense, sales of assets and investments and require the maintenance of certain minimum financial ratios. The agreement also requires the Company to maintain a minimum consolidated tangible net worth of $22,000,000.

 Since June 30, 1997, the Company has not been in compliance with the above-referenced tangible net worth covenant. ING Capital has, however, waived compliance with this covenant pending realization of the Company's restructuring plan (see note 7). In addition, ING has reduced the principal payments required for the four months ending November 30, 1997 to $25,000 per month and rescheduled repayment of the remaining principal as follows:
 $575,000 per month for the ten months ending September 30, 1998 and $1,965,000 on October 31, 1998. At such time as the Company fails to pursue the restructuring plan actively, any prior breach of the minimum consolidated tangible net worth covenant will be reinstated and monthly payments of principal of $575,000 will be required thereafter until maturity of the credit on October 31, 1998. ING Capital has reserved to itself the right to consent to the actual terms of the restructuring plan. See Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources).

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

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (CONTINUED)


 The following is a summary of the activities under the Company's stock option plans since December 31, 1996:

                                         Number of
                                       Shares Covered
                                         by Options              Price
                                       --------------      ------------------

  Outstanding at December 31, 1996         529,500         $   0.74  -  $9.71
  Granted                                   45,000             0.51  -   0.52
  Expired or cancelled                     (20,000)                      5.93
                                           -------         ------------------
  Outstanding at September 30, 1997        554,500         $   0.51  -  $9.71
                                           -------         ------------------

 As of September 30, 1997, approximately 445,000 shares were represented by options which were exercisable under the plans.

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

 On July 25, 1996, the above mentioned committee was dissolved and its function was assumed by the entire Board of Directors. In the third quarter of 1996, the Company incurred an additional $24,000 of severance expense relating to the termination of certain employees affected by the cost reduction program.

6. COMMITMENTS AND CONTINGENCIES

 The Company, along with its co-owner (referred to collectively as the "Co-owners"), is engaged in an ongoing development and exploration program on concessions in Colombia.

 The contract obligations of the Santana concession have been met. The Co-owners have, however, completed one development well in 1997 and anticipate drilling one additional development well and recompleting certain existing wells on the Santana concession during 1998. As of September 30, 1997, future development costs are estimated at approximately $1.2 million, net to the Company's interest, for these expenditures.

 The Co-owners have completed a 3-D seismic survey over the Mary and Miraflor fields in the Santana concession and such data continues to be interpreted. The preliminary results confirm the presence of several prospects and leads previously identified from 2-D seismic data. Depending on the results of the final seismic interpretation, the Co-owners may decide to drill an exploratory well in 1998 on the Santana concession. The Company has not, at this time, committed itself to drill such a well.

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (CONTINUED)


 The Co-owners have completed their seismic obligations for the first two years of the La Fragua concession and were obligated to acquire additional seismic data for the third year. The Co-owners determined, however, that it was not technically justified to explore this concession further and, accordingly, requested and received from Ecopetrol a change of commitment that would allow the Co-owners to substitute certain exploratory expenditures within the Santana concession for the remaining seismic commitment on the La Fragua concession. The indigenous people of the new commitment area, however, objected to the proposed exploratory work and the Co-owners were not able to comply with the new commitment. The Co-owners requested and Ecopetrol has agreed to allow the Co-owners to surrender the concession without further expenditure. All unevaluated costs relating to the La Fragua concession have been transferred into the Colombian amortization base.

 Seismic obligations for the first two years of the Yuruyaco concession have also been satisfied with the completion of a 2-D seismic program in January
 1997.    The interpretation of this seismic data has failed to establish any significant prospects and, accordingly, the Co-Owners intend to surrender the concession rather than proceeding into the third contract year. All unevaluated costs relating to the Yuruyaco concession have been transferred into the Colombian amortization base.

 The Company's aggregate estimated future expenditures for 1997 and 1998, including the above referenced development costs and certain other miscellaneous projects, were $1.8 million at September 30, 1997. The Company's ability to fund these expenditures is dependent upon the success of the Restructuring Plan described in note 7 and the continued deferral of current payments under the Company's debt repayment schedule with ING Capital. Moreover, any substantial increases in the amounts of the above referenced expenditures could adversely affect the Company's ability to fund these activities.

 Failure to fund certain of these capital expenditures could, under either the concession agreements or joint operating agreements with the Company's Co-owner, or both, result in the forfeiture of all or part of the Company's interest in these Colombian concessions.

 The Company plans to fund these exploration and development activities using cash provided from operations and proceeds from the issuance of common stock and additional long-term debt which is part of the Company's Restructuring Plan as described in note 7. Risks that could adversely affect the Company's plans include, among others, failure to accomplish the Restructuring Plan, delays in obtaining the required environmental approvals and permits, increases in required expenditures as a result of inflation or cost overruns, interruptions of production, failure to produce the reserves as projected, or a decline in the sales prices of oil and gas. Depending on the results of the exploration and development activities, substantial expenditures which have not been included in the Company's plan may be required. The outcome of these matters cannot be projected with certainty. See note 7.

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

 On March 25, 1997, the United States Department of the Interior Minerals Management Service ("MMS") promulgated a proposed rule that would implement the recently amended OPA 90 financial responsibility requirements. For offshore facilities that have a worst case oil spill potential of more than 1,000 barrels, the OPA 90 amendments provide that the amounts of financial responsibility that must be demonstrated by most facilities range from $10 million to $35 million, with higher amounts, up to $150 million, in certain limited instances where the MMS believes such a level is justified by the risks
 posed by the quantity or quality of oil that is handled by the facility.   The
 proposed rule would implement the financial responsibility criteria set forth in amended OPA 90 based on a "worst case" oil spill discharge volume calculated for the facility. The Company cannot predict whether these financial responsibility requirements under the OPA 90 amendments or proposed rule will result in the imposition of substantial additional annual costs to the Company in the future or otherwise materially adversely effect the Company, but the impact is not expected to be any more burdensome to the Company than it will be to other similarly situated companies involved in oil and gas exploration and production in the Gulf of Mexico.

 In July 1997, the Company received a response from the Louisiana Department of Environmental Quality ("LDEQ") regarding the Company's request to extend the date by which it must comply with the state-wide prohibition against discharges of produced waters to coastal waters offshore Louisiana. A state-wide prohibition against such discharges went into effect on July 1, 1997. In accordance with the LDEQ's response, the Company has installed a LDEQ-approved diffuser system designed to minimize the potential for exceeding water quality standards resulting from the discharge of produced water. Additionally, the LDEQ instructed the Company to adhere to an approved produced water discharge termination schedule which includes the submission of quarterly reports and scheduling the commencement of produced water injection into underground formations by December 1, 1997.

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (CONTINUED)


  On October 17, 1997, the Company submitted to the LDEQ a revised produced water discharge termination schedule that would extend the deadline to cease discharges of produced water from December 1, 1997, to September 1, 1998. The Company is currently awaiting the LDEQ's response. In the event that this extension is not granted by the LDEQ, then effective December 1, 1997, the Company will be required to curtail or even cease production from its Breton Sound leases until such time as the produced water can be reinjected into suitable underground formations. Management does not expect that compliance with the LDEQ's directive to reinject the produced water will have a material adverse effect on the Company or its operations.

  The Company is involved in certain litigation involving its oil and gas activities, but unrelated to environmental contamination issues. Management of the Company believes that these litigation matters will not have any material adverse effect on the Company's financial condition or results of operations.

7. RESTRUCTURING PLAN

  On July 8, 1997, the Company engaged Merrick Capital Corporation ("Merrick") to act as its financial advisor in order to identify and accomplish certain strategic corporate objectives (the "Restructuring Plan"). Such objectives currently include the private placement of ten million new shares of the Company's common stock for $5 million in cash, the procurement of $15 million of mezzanine financing and the negotiation of a $25 million oil and gas reserve based credit facility.

  The Company, together with Merrick, is currently engaged in negotiations with various parties relating to transactions designed to accomplish the foregoing objectives.

  ING Capital has agreed to waive compliance with the Company's minimum consolidated tangible net worth requirement of $22 million and to defer the predominant portion of each monthly payment through November 1997 under the Company's debt repayment schedule while the Company is pursuing the Restructuring Plan (see note 3). Also, see Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS.
--------------

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER
------------------------------------------------------------------------------
30, 1996
--------


                                   United States   Colombia
                                    Oil     Gas       Oil     Total
                                  ------- -------  --------- -------
       (Thousands)

       Revenue - 1996              $456   $ 606     $2,041    $3,103

       Volume variance              (77)   (457)        84      (450)

       Price variance               (50)     43       (406)     (413)

       Other                          -       9          -         9
                                   ----   -----     ------    ------

       Revenue - 1997              $329   $ 201     $1,719    $2,249
                                   ====   =====     ======    ======


Colombian oil volumes were 106,000 barrels in the third quarter of 1997, an increase of 4,000 barrels as compared to the third quarter of 1996. Such increase is the result of a 42,000 barrel increase primarily due to the completion of two development wells in the latter part of 1996 and one development well completed in June 1997 partially offset by a 38,000 barrel decrease resulting from normal production declines.

U.S. oil volumes were 18,000 barrels in 1997, down approximately 4,000 barrels from 1996. This decrease resulted primarily from the sale of the Company's U.S. onshore properties on December 23, 1996. U.S. gas volumes before gas balancing adjustments were 65,000 thousand cubic feet (MCF) in 1997, down 222,000 MCF from 1996. Such decrease is the result of a 232,000 MCF decrease resulting from the U.S. onshore property sale, partially offset by new production from a development well completed at Main Pass 41 during October 1996.

Colombian oil prices averaged $16.19 per barrel during the third quarter of 1997. The average price for the same period of 1996 was $20.01 per barrel. The Company's average U.S. oil price decreased to $18.02 per barrel in 1997, down from $20.73 per barrel in 1996. In 1997 prices have been lower than in the third quarter of 1996 due to a general decrease in world oil prices. U.S. gas prices averaged $2.24 per MCF in 1997 compared to $1.97 per MCF in 1996.

In addition to the above-mentioned variances, U.S. gas revenue increased approximately $9,000 as a result of gas balancing adjustments.

Operating costs decreased approximately 11%, or $122,000. Of such decrease, approximately $223,000 resulted from the sale of the U.S. onshore properties offset by a $78,000 increase for the Colombia properties and a $23,000 increase for the U.S. offshore properties. Depreciation, depletion and amortization ("DD&A") decreased by 11%, or $168,000 primarily as a result of lower levels of production.

General and administrative ("G&A") expenses increased $50,000 during the third quarter of 1997 as a result of lower drilling overhead charged to operations in the current quarter compared with the third quarter of 1996.

Interest expense decreased $26,000 in the third quarter of 1997, primarily as a result of lower average outstanding balances of long term debt.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30,
--------------------------------------------------------------------------------
1996
----


                                   United States    Colombia
                                    Oil     Gas        Oil     Total
                                 -------- --------  --------- --------
       (Thousands)

       Revenue - 1996            $1,446   $ 1,896    $7,170   $10,512

       Volume variance             (261)   (1,426)     (632)   (2,319)

       Price variance               (21)      132      (521)     (410)

       Other                          -        19         -        19
                                 ------   -------    ------   -------

       Revenue - 1997            $1,164   $   621    $6,017   $ 7,802
                                 ======   =======    ======   =======


Colombian oil volumes were 337,000 barrels in the first nine months of 1997, a decrease of 33,000 barrels as compared to the first nine months of 1996. Such decrease is the result of a 68,000 barrel decrease due to the Company's net revenue interest declining from 18% to 12.6% in June 1996 when cumulative production from the Santana concession reached the 7 million barrel threshold specified in the risk-sharing contract, and a 81,000 barrel decrease resulting from normal production declines, partially offset by a 116,000 barrel increase primarily due to the completion of two development wells in the latter part of 1996 and one development well completed in June 1997.

U.S. oil volumes were 60,000 barrels in 1997, down approximately 13,000 barrels from 1996. Such decrease was mainly due to the U.S. onshore property sale.
U.S. gas volumes before gas balancing adjustments were 205,000 MCF in 1997, down 676,000 MCF from 1996. Of such decrease, approximately 705,000 MCF was due to the U.S. onshore property sale, partially offset by new production from a development well completed at Main Pass 41 during October 1996.

Colombian oil prices averaged $17.83 per barrel during the first nine months of 1997. The average price for the same period during 1996 was $19.37 per barrel. The Company's average U.S. oil price decreased to $19.38 per barrel in 1997, down from $19.74 per barrel in 1996. U.S. gas prices averaged $2.24 per MCF in 1997 compared to $2.00 per MCF in 1996.

In addition to the above-mentioned variances, U.S. gas revenue increased approximately $19,000 as a result of gas balancing adjustments.

Operating costs decreased approximately 12%, or $438,000. Of such decrease, approximately $676,000 resulted from the sale of the U.S. onshore properties, offset by a $144,000 increase for the U.S. offshore properties and a $94,000 increase for the Colombian properties. DD&A decreased by 9%, or $462,000, primarily due to lower levels of production.

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

G&A expenses declined $213,000 as a result of a cost reduction program implemented by the Company during the first quarter of 1996. This program has targeted all categories of G&A. The largest decreases, however, have resulted from reductions in the number of employees, officers and directors of the Company.

The Company incurred $196,000 of severance expense in the first nine months of 1996 relating to the termination of the Executive Vice President and Chief Operating Officer of the Company and certain other employees. For more information regarding such terminations see Note 5 of Notes to Condensed Consolidated Financial Statements. The Company has not incurred any such severance expense in 1997.

Interest expense was $104,000 lower, primarily as a result of lower average balances outstanding in 1997.

Debt refinancing expense of $100,000 in 1996 represents a fee paid to ING Capital in consideration for certain modifications to the Company's credit agreement. See Note 3 of Notes to Condensed Consolidated Financial Statements.

Income taxes were $497,000 lower in 1997 primarily due to Colombian deferred tax benefits resulting from the write-down of the carrying amount of the Company's Colombian oil and gas properties. See Note 2 of Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Since December 31, 1996, costs incurred in oil and gas property acquisition, exploration and development activities by the Company totaled approximately $2.4 million, almost all of which was incurred in Colombia. These activities were funded by cash provided by operating activities.

As described in Note 6 of Notes to Condensed Consolidated Financial Statements, the Company has aggregate remaining estimated capital expenditures for 1997 and 1998 of $1.8 million at September 30, 1997. Delays in obtaining the required environmental approvals and permits on a timely basis and construction delays could both, through the impact of inflation, increase the required expenditures. Cost overruns resulting from factors other than inflation could also increase the required expenditures. Historically, the inflation rate of the Colombian peso has been in the range of 20-30% per year. Devaluation of the peso against the U.S. dollar has historically been slightly less than the inflation rate in Colombia. The Company has historically funded capital expenditures in Colombia by converting U.S. dollars to pesos at such time as the expenditures have been made. As a result of the interaction between peso inflation and devaluation of the peso against the U.S. dollar, inflation, from the Company's perspective, has not been a significant factor. During 1994, the first half of 1995, and 1996, however, devaluation of the peso was substantially lower than the rate of inflation of the peso, resulting in an effective inflation rate in excess of that of the U.S. dollar. There can be no assurance that this condition will not occur again or that, in such event, there will not be substantial increases in future capital expenditures as a result. Due to Colombian exchange controls and restrictions and the lack of an effective market, it is not feasible to hedge against the risk of net peso inflation against the U.S. dollar and the Company has not done so.

The Company is a party to a credit agreement with ING (U.S.) Capital Corporation ("ING Capital") pursuant to which the borrower thereunder may borrow up to $25 million, subject to a borrowing base the determination of which is predicated on the Company's U.S. and Colombian reserves and which is redetermined annually.
As of September 30, 1997, the borrowing base permitted and the outstanding loan balance was $7,765,000. Borrowings under the credit agreement bear interest at the ING Capital prime rate (8.5% at September 30, 1997) plus 1% per annum or, at the Company's option, a fixed rate based on the London Interbank Offered Rate for a portion or portions of the outstanding indebtedness. The borrower under the credit agreement is Neo Energy, Inc., a wholly owned subsidiary of the Company and the owner of the Company's interests in the Colombian concessions. The indebtedness under the credit agreement is guaranteed by the Company and certain other subsidiaries, including the wholly owned subsidiary that is the owner of substantially all of the Company's domestic oil and gas properties. The loan, among other things, prohibits the payment of dividends by the Company and requires the maintenance of certain financial ratios. In addition, the Company is required by the terms of the credit agreement to maintain a minimum consolidated tangible net worth of $22,000,000.

As a result of the write-downs of the capitalized costs of the Company's oil and gas properties and equipment reflected in the accompanying Condensed Consolidated Financial Statements, the Company has not been in compliance with its minimum consolidated tangible net worth covenant since June 30, 1997. Moreover, the Company's estimates of its cash flow through December 31, 1997 indicated that it would be unable to meet its then existing principal repayments scheduled for the five months ending December 31, 1997.

Accordingly, on July 8, 1997, the Company engaged Merrick Capital Corporation ("Merrick") to act as its financial advisor in order to effect the Restructuring Plan described in Note 7 to the Condensed Consolidated Financial Statements. Pending effectuation of the Restructuring Plan, ING Capital has waived compliance by the Company with its minimum consolidated tangible net worth covenant and has reduced the principal payments required for the four months ending November 30, 1997 to $25,000 per month and rescheduled repayment of the remaining principal as follows: $575,000 per month for the ten months ending September 30, 1998 and $1,965,000 on October 31, 1998. At such time as the Company fails to pursue the Restructuring Plan actively, any prior breach of the minimum consolidated tangible net worth covenant will be reinstated and monthly payments of principal of $575,000 will be required thereafter until maturity of the credit on October 31, 1998. The Company, together with Merrick, is currently engaged in negotiations with various parties relating to transactions designed to accomplish the objectives of the Restructuring Plan. ING Capital has reserved to itself the right to consent to the actual terms of the Restructuring Plan.

If the Restructuring Plan is not effected, management of the Company will endeavor to obtain additional capital by means of equity issues or sales of assets. Only additional equity issues will, however, assist the Company in meeting the existing minimum consolidated tangible net worth covenant if then reinstated. There is no assurance that ING Capital would, under such circumstances, waive prior defaults under the Company's minimum consolidated tangible net worth covenant even if management were able to secure additional capital through the issuance of equity. The Company is not currently exploring alternative sources of equity capital.

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

10.2 Amendment to the ING Capital Credit Agreement dated August 12, 1997 (filed as exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1997, File No. 0-22258 and incorporated herein by reference).

10.3 Amended and Restated Aviva Petroleum Inc. Severance Benefit Plan dated September 30, 1997.

27.1  Financial Data Schedule.

b) Reports on Form 8-K
----------------------

The Company filed the following Current Reports on Form 8-K during and subsequent to the end of the third quarter:

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

                                         AVIVA PETROLEUM INC.



Date:  November 12, 1997                 /s/ Ronald Suttill
                                         -------------------------------------
                                         Ronald Suttill
                                         President and Chief Executive Officer




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

 *10.2 Amendment to the ING Capital Credit Agreement dated August 12, 1997 (filed as exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1997, File No. 0-22258 and incorporated herin by reference).

**10.3 Amended and Restated Aviva Petroleum Inc. Severance Benefit Plan dated September 30, 1997.


**27.1    Financial Data Schedule.


-------------
*   Previously Filed
** Filed Herewith