Form 10-K405
period 1997-12-31
AVIVA PETROLEUM INC /TX/
filed 1998-03-24
CIK 910659

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                For the fiscal year ended    DECEMBER 31, 1997
                                          -----------------------

                                      OR

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                   For the transition period from _______ to _______

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
                                        -----    ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    x   .
           -------

The aggregate market value of voting and non-voting securities held by non-affiliates of the Registrant on February 27, 1998 was approximately $6,545,000. As of such date, the last sale price on the American Stock Exchange of a Depositary Share representing five shares of Common Stock, without par value ("Common Stock"), was U.S. $1.13, and the middle market price of Common Stock on the London Stock Exchange Limited was U.K. 20 pence.

As of February 27, 1998, 31,482,716 shares of Registrant's Common Stock were outstanding, of which 10,336,835 shares of Common Stock were represented by Depositary Shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

                         TABLE OF CONTENTS TO FORM 10-K

                                                                            Page
                                                                            ----
Part I

  Item  1. Business
              General.......................................................  1
              Current Operations............................................  1
              Risks Associated with the Company's Business..................  2
              Products, Markets and Methods of Distribution.................  3
              Regulation....................................................  4
              Competition...................................................  8
              Employees.....................................................  8
  Item 2.  Properties
              Productive Wells and Drilling Activity........................  8
              Undeveloped Acreage...........................................  9
              Title to Properties...........................................  9
              Federal Leases................................................ 10
              Reserves and Future Net Cash Flows............................ 10
              Production, Sales Prices and Costs............................ 10
              Significant Properties
                 Colombia................................................... 11
                 United States.............................................. 13
  Item 3.  Legal Proceedings................................................ 14
  Item 4.  Submission of Matters to a Vote of Security Holders.............. 14

Part II

  Item 5.  Market for Registrant's Common Equity and Related
           Stockholder Matters
              Price Range of Depositary Shares and Common Stock............. 15
              Dividend History and Restrictions............................. 16
  Item 6.  Selected Financial Data.......................................... 17
  Item 7.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations
              Results of Operations......................................... 18
              Year 2000..................................................... 20
              Liquidity and Capital Resources............................... 20
  Item 8.  Financial Statements and Supplementary Data...................... 22
  Item 9.  Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure........................... 22

Part III

  Item 10. Directors and Executive Officers of the Registrant
              Directors of the Company...................................... 23
              Executive Officers of the Company............................. 24
              Meetings and Committees of the Board of Directors............. 24
              Compliance with Section 16(a) of the Securities
              Exchange Act of 1934.......................................... 24
  Item 11. Executive Compensation
              Summary Compensation Table.................................... 25
              Directors' Fees............................................... 25
              Option Grants During 1997..................................... 25
              Option Exercises During 1997 and Year End Option Values....... 25

                                      (i)

                                                                           Page
                                                                           ----
              Compensation Committee Interlocks and Insider Participation
                in Compensation Decisions................................... 25
              Employment Contracts.......................................... 26
              Compensation Committee Report on Executive Compensation....... 26
              Performance Graph............................................. 26
  Item 12. Security Ownership of Certain Beneficial Owners and Management
              Security Ownership of Certain Beneficial Owners............... 27
              Security Ownership of Management.............................. 28
  Item 13. Certain Relationships and Related Transactions................... 28

Part IV

  Item 14. Exhibits, Financial Statement Schedules and Reports
           on Form 8-K...................................................... 29

Signatures.................................................................. 34


                                      (ii)

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

  The Company's Colombian activities are carried out pursuant to four joint operating agreements between the Company's wholly owned subsidiary, Neo Energy, Inc. ("Neo"), and co-owner Argosy Energy International ("Argosy"), which operates the Colombian properties and is an affiliate of Garnet Resources Corporation ("Garnet"). Neither Garnet nor Argosy is affiliated with the Company. Neo has a 45% interest and Argosy has the remaining 55% interest in properties covered by the four joint operating agreements. Neo and Argosy are parties to four concession agreements with Ecopetrol called Santana, La Fragua, Yuruyaco and Aporte Putumayo. All four concessions are located in the Putumayo Basin of southwestern Colombia. The Company's exploration and development activities are currently concentrated in the Santana concession.

  Twenty-one wells have been drilled on the Santana concession. Of the thirteen exploratory wells, seven have been productive and six were dry holes. Of the eight development wells, seven have been productive. Four fields have been discovered and have been declared commercial by Ecopetrol. Gross production from the Santana concession has totaled approximately 12.2 million barrels during the period from April 1992, when production commenced, through December 1997. The Company's share of this production totaled approximately 1.9 million barrels.

  The contracts for the La Fragua concession, which adjoins Santana to the north, and the Yuruyaco concession, which adjoins Santana and La Fragua to the east, were approved by Ecopetrol in June 1992 and September 1995, respectively. The acquisition of all seismic data required under these contracts has been completed. The Company has determined, however, that further exploration on these concessions is not technically justified. Accordingly, the Company has filed with Ecopetrol applications for formal relinquishment, acceptance of which are expected in due course.

  The Aporte Putumayo block produced from 1976 until March 1995, when declining production caused the block to be unprofitable under the terms of the contract. The Company has filed with Ecopetrol an application for formal relinquishment, which is expected to occur following abandonment and restoration operations on certain old wells in the block.

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

  United States.  In the United States the Company, through its wholly owned
  -------------
subsidiary, Aviva America, Inc. ("AAI"), is engaged in the production of oil and gas attributable to its working interests in 17 wells located in the Gulf of Mexico offshore Louisiana, at Main Pass 41 and Breton Sound 31 fields. AAI is the operator of these fields. The Company acquired its interests in these fields through the acquisition of Charterhall Oil North America PLC in 1990.

Risks Associated with the Company's Business

  General.  The Company's operations are subject to oil field operating hazards
  -------
such as fires, explosions, blowouts, cratering and oil spills, any of which can cause loss of hydrocarbons, personal injury and loss of life, and can severely damage or destroy equipment, suspend drilling operations and cause substantial damage to subsurface structures, surrounding areas or property of others. As protection against operating hazards, the Company maintains broad insurance coverage, including indemnity insurance covering well control, redrilling and cleanup and containment expenses, Outer Continental Shelf Lands Act coverage, physical damage on certain risks, employers' liability, comprehensive general liability, appropriate auto and marine liability and workers' compensation insurance. The Company believes that such insurance coverage is customary for companies engaged in similar operations, but the Company may not be fully insured against various of the foregoing risks, because such risks are either not fully insurable or the cost of insurance is prohibitive. The Company does not carry business interruption insurance because of the prohibitively high cost. The occurrence of an uninsured hazardous event could have a material adverse effect on the financial condition of the Company.

  Colombia.    The Company has expended significant amounts of capital for the
  --------
acquisition, exploration and development of its Colombian properties and plans to expend additional capital for further exploration and development of such properties. Even if the results of such activities are favorable, further drilling at significant costs may be required to determine the extent of and to produce the recoverable reserves. Failure to fund capital expenditures could result in forfeiture of all or part of the Company's interests in the applicable property. For additional information on the Company's concession obligations, see "-- Current Operations," and regarding its cash requirements, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

  In addition, the Company's ability to continue its Colombian exploration and development programs is dependent upon the ability of its co-owner to finance its portion of such costs and expenses. There can be no assurance that the Company's co-owner will be in a position to pay, or provide for the payment of, its costs and expenses of joint projects. If the Company's co-owner cannot fund its obligations, the Company may be required to accept an assignment of the co-owner's interest therein and assume those funding obligations. If, thereafter, the Company were to be unable to raise sufficient funds to meet such obligations, the Company's interests in the affected properties may be forfeited. Moreover, even if the Company were to be able to raise sufficient funds, there could be no assurance that the Company would be able to discover, develop and produce sufficient reserves to recover the costs and expenses incurred in connection with the exploration and development thereof. In reports filed with the Securities and Exchange Commission, which are publicly available, Garnet has expressed its intent to use its existing working capital and cash flow from production in Colombia, to the extent available, to finance its planned exploration and development activities. Garnet has indicated, however, that it does not expect its working capital and cash flow from operations to be sufficient to repay the principal amount ($15 million) of its subordinated debentures at maturity in December 1998, and that it must consummate a restructuring transaction prior to their maturity in order to avoid non-compliance with its obligations under the debentures. If no restructuring transaction is consummated, Garnet will be required to renegotiate the terms of the debentures to extend the maturity date so that the debentures may be repaid out of cash flow from operations over time. There can be no assurance that Garnet will be successful in consummating a restructuring transaction or renegotiating the terms of the debentures.

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

  There are logistical problems, costs and risks in conducting oil and gas activities in remote, rugged and primitive regions in Colombia. The Company's operations are also exposed to potentially detrimental activities by the leftist guerrillas who have operated within Colombia for many years. The guerrillas in the Putumayo area, where the Company's property is located, have damaged the Company's assets in the past. Although the Company's losses on those occasions have been substantially recovered through insurance, there can be no assurance that such coverage will remain available or affordable. The Colombian army guards the Company's operations, however, there can be no assurance that the Company's operations will not be the target of guerrilla attacks in the future.

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

  During each of the three years ended December 31, 1997, the Company received the majority of its revenue from Ecopetrol. Sales to Ecopetrol accounted for $7,405,000, or 76.1% of oil and gas revenue for 1997, $9,437,000, or 68.6% of oil and gas revenue for 1996 and $7,132,000, or 65.3% of oil and gas revenue for 1995, representing the Company's entire Colombian oil revenue. If Ecopetrol were to elect not to purchase the Company's Colombian oil production, the Company believes that other purchasers could be found for such production.

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

  During 1997, 1996 and 1995, the Company received more than 10% of its revenue from one domestic purchaser. Such revenue accounted for $1,516,000, or 15.6% of oil and gas revenue for 1997, $1,609,000, or 11.7% of oil and gas revenue for 1996 and $1,422,000, or 13.0% of oil and gas revenue for 1995. If this purchaser were to elect not to purchase the Company's oil and gas production, the Company believes that other purchasers could be found for such production.

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

Regulation

  Environmental Regulation.  The Company's operations are subject to foreign,
  ------------------------
federal, state, and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of a permit by operators before drilling commences; restrict the types, quantities, and concentration of various substances that can be released into the environment in connection with drilling and production activities; limit or prohibit drilling activities on certain lands lying within wilderness areas, wetlands, and other protected areas; require remedial measures to mitigate pollution from former operations, such as plugging and abandoning wells; and impose substantial liabilities for pollution resulting from the Company's operations. The regulatory burden on the oil and gas industry increases the cost of doing business and consequently affects its profitability. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent and costly waste handling, disposal, remedial, drilling, or operational requirements could have a material adverse impact on the operating costs of the Company, as well as significantly impair the Company's ability to compete with larger, more highly capitalized companies. Management believes that the Company is in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on the Company's operations, capital expenditures, and earnings. Management further believes, however, that risks of substantial costs and liabilities are inherent in oil and gas operations, and there can be no assurance that significant costs and liabilities, including civil fines and even criminal penalties for violations of environmental laws and regulations, will not be incurred.

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

       United States.   The Company believes that its domestic operations are
       -------------
currently in substantial compliance with U.S. federal, state, and local environmental laws and regulations. The Company has experienced no material financial effects to date from compliance with these U.S. environmental laws or regulations.

  The Oil Pollution Act of 1990 ("OPA '90") and regulations thereunder impose a variety of requirements on "responsible parties" related to the prevention of oil spills and liability for damages resulting from such spills in waters of the United States. A "responsible party" includes the owner or operator of an onshore facility, vessel or pipeline, or the lessee or permittee of the area in which an offshore facility is located. OPA '90 assigns liability to each responsible party for oil spill removal costs and a variety of public and private damages from oil spills. While liability limits apply in some circumstances, a party cannot take advantage of liability limits if the spill is caused by gross negligence or willful misconduct, the spill resulted from violation of a federal safety, construction, or operating regulation, or a party fails to report a spill or to cooperate fully in the cleanup. Few defenses exist to the liability imposed under OPA '90 for oil spills. The failure to comply with these requirements or inadequate cooperation in a spill event may subject a responsible party to civil or criminal enforcement actions. Management of the Company is currently unaware of any oil spills for which the Company has been designated as a responsible party under OPA '90 and that will have a material adverse impact on the Company or its operations. OPA '90 also imposes ongoing requirements on facility operators, such as the preparation of an oil spill contingency plan. The Company has such plans in place.

  With amendments to OPA '90 signed into law by President Clinton on October 19, 1996, OPA '90 now requires owners and operators of offshore facilities that have a worst case oil spill of more than 1,000 barrels to demonstrate financial responsibility in amounts ranging from $10 million in specified state waters to $35 million in federal outer continental shelf water, with higher amounts of up to $150 million in certain limited circumstances where the U.S. Minerals Management Service ("MMS") believes such a level is justified by the risks posed by the quantity or quality of oil that is handled by the facility. The Company's two U.S. properties, Main Pass Block 41 field, a federal lease on the outer continental shelf ("OCS") offshore Louisiana, and Breton Sound Block 31 field, on state leases offshore Louisiana, are subject to OPA '90 as amended.
On March 25, 1997, the MMS promulgated a proposed rule implementing these OPA '90 financial responsibility requirements. The Company believes that it currently has established adequate proof of financial responsibility for its offshore facilities. However, the Company cannot predict whether these financial responsibility requirements under the OPA '90 amendments or the proposed rule will result in the imposition of significant additional annual costs to the Company in the future or otherwise have a material adverse effect on the Company. The impact of financial responsibility requirements is not expected to be any more burdensome to the Company than it will be to other similarly or less capitalized owners or operators in the Gulf of Mexico.

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

  With respect to the Federal Water Pollution Control Act, the United States Environmental Protection Agency ("EPA") issued regulations prohibiting the discharge of produced water and produced sand derived from oil and gas operations in certain coastal areas (primarily state waters) of Louisiana and Texas, effective February 8, 1995. In connection with these regulations, however, the EPA also issued an administrative order that effectively delayed compliance with the no discharge requirement for produced water until January 1, 1997. Effective August 27, 1996, the Louisiana Department of Environmental Quality ("LDEQ") officially assumed responsibility for compliance and enforcement issues for produced water as they relate to the Company's Breton Sound Block 31 facilities with the EPA operating in an oversight capacity. On December 30, 1996, the LDEQ adopted an emergency rule which, among other things, provided an extension of time, to July 1, 1997, to achieve compliance with the prohibitions against produced water discharges. In July 1997, in response to an earlier request made by the Company, the LDEQ authorized in writing an extension of the produced water deadline until December 1, 1997. The LDEQ has since authorized an extension of this deadline beyond December 1, 1997, while the Company and agency work on a produced water termination plan involving the installation of a reinjection well at the Breton Sound Block 31 facilities on or before April 1, 1998. In the event that the Company and the LDEQ fail to reach agreement on a produced water termination plan or the Company otherwise fails to timely install and commence operation of the reinjection well, the Company may be forced to immediately cease discharges of produced waters which could involve limiting or even ceasing operations temporarily or permanently at the Breton Sound Block 31 facilities.

  The Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered responsible for the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of hazardous substances found at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury, property damage and recovery of response costs allegedly caused by the hazardous substances released into the environment. The Company has not received any notification nor is it otherwise aware of circumstances indicating that it may be potentially responsible for cleanup costs under CERCLA.

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

  Prior to January 1, 1993, the sale of certain categories of domestic natural gas by the Company was subject to regulation under the Natural Gas Act ("NGA"), as amended, and the Natural Gas Policy Act of 1978 ("NGPA"), as amended. In 1989, the Natural Gas Wellhead Decontrol Act was enacted. This act amended the NGPA to remove both price and non-price controls from natural gas sold in "first sales" as of January 1, 1993. While sales by producers of natural gas, such as the Company, can currently be made at uncontrolled market prices, Congress could reenact price controls in the future.

  The Company's sales of natural gas are affected by the availability, terms and cost of transportation. The price and terms for access to pipeline transportation remain subject to extensive federal and state regulation.
Several major regulatory changes have been implemented by Congress and the Federal Energy Regulatory Commission ("FERC") from 1985 to the present that affect the economics of natural gas production, transportation and sales. In addition, the FERC continues to promulgate revisions to various aspects of the rules and regulations affecting those segments of the natural gas industry, most notably interstate natural gas transmission companies, that remain subject to the FERC's jurisdiction. These initiatives may also affect the intrastate transportation of gas under certain circumstances. The stated purpose of many of these regulatory changes is to promote competition among the various sectors of the natural gas industry and these initiatives generally reflect more light-handed regulation of the natural gas industry. The ultimate impact of the complex rules and regulations issued by the FERC since 1985 cannot be predicted. In addition, many aspects of these regulatory developments have not become final but are still pending judicial and FERC final decisions.

  The Company cannot predict what further action the FERC will take on these matters; however, the Company does not believe that it will be affected by any action taken materially differently than other natural gas producers, gatherers and marketers with which it competes. The natural gas industry historically has been very heavily regulated; therefore, there is no assurance that the less stringent regulatory approach recently pursued by the FERC and Congress will continue.

  A portion of the Company's operations are located on federal oil and gas leases, which are administered by the MMS. Such leases are issued through competitive bidding, contain relatively standardized terms and require compliance with detailed MMS regulations and orders pursuant to the OCSLA (which are subject to change by the MMS). For offshore operations, lessees must obtain MMS approval for exploration plans and development and production plans prior to the commencement of such operations. In addition to permits required from other agencies, lessees must obtain a permit from the MMS prior to commencement of drilling. The MMS has promulgated regulations requiring offshore production facilities located on the OCS to meet stringent engineering and construction specifications. The MMS also has regulations restricting the flaring or venting of natural gas and has recently proposed to amend such regulations to prohibit the flaring of liquid hydrocarbons and oil without prior authorization. Similarly, the MMS has promulgated other regulations governing the plugging and abandonment of wells located offshore and the removal of all production facilities. To cover the various obligations of lessees on the OCS, the MMS generally requires that lessees post substantial bonds or other acceptable assurances that such obligations will be met. The cost of such bonds or other surety can be substantial and there is no assurance that bonds or other surety can be obtained in all cases. Under certain circumstances, the MMS may require Company operations on federal leases to be suspended or terminated. Any such suspension or termination could materially and adversely affect the Company's financial condition and operations.

  The MMS has issued a notice of proposed rulemaking in which it proposes to amend its regulations governing the calculation of royalties and the valuation of crude oil produced from federal leases. This proposed rule would modify the valuation procedures for both arm's length and non-arm's length crude oil transactions to decrease reliance on oil posted prices and assign a value to crude oil that better reflects its market value, establish a new MMS form for collecting differential data, and amend the valuation procedure for the sale of federal royalty oil. The Company cannot predict what action the MMS will take on this matter, nor can it predict how the Company will be affected by any change to this regulation.

  In April 1997, after two years of study, the MMS withdrew proposed changes to the way it values natural gas for royalty payments. These proposed changes would have established an alternative market-based method to calculate royalties on certain natural gas sold to affiliates or pursuant to non-arm's length sales contracts. Informal discussions among the MMS and industry officials are continuing, although it is uncertain whether, and what changes may be proposed regarding gas royalty valuation. In addition, MMS has recently approved its intention to issue a proposed rule that would require all but the smallest producers to be capable of reporting production information electronically by the end of 1998.

  Sales of crude oil, condensate and gas liquids by the Company are not currently regulated and are made at market prices. The FERC has issued a series of rules (Order Nos. 561 and 561-A) establishing an indexing system under which oil pipelines will be able to change their transportation rates, subject to prescribed ceiling levels. The indexing system, which allows or may require pipelines to make rate changes to track changes in the Producer Price Index for Finished Goods, minus one percent, became effective January 1, 1995. The FERC's decision in this matter was recently affirmed by the Court. The Company is not able at this time to predict the effects of Order Nos. 561 and 561-A, if any, on the transportation costs associated with oil production from the Company's oil producing operations; however, the Company does not believe it will be affected by these orders materially differently than other oil producers with which it competes.

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

  State Regulation.  Production of any domestic oil and gas by the Company is
  ----------------
affected by state regulations. Many states in which the Company has operated have statutory provisions regulating the production and sale of oil and gas, including provisions regarding deliverability. Such statutes, and the regulations promulgated in connection therewith, are generally intended to prevent waste of oil and gas and to protect correlative rights to produce oil and gas between owners of a common reservoir. Such regulations include requiring permits for the drilling of wells, maintaining bonding requirements in order to drill or operate wells, and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, the plugging and abandoning of wells, and the disposal of fluids used in connection with operations.

  The Company's operations are also subject to various conservation laws and regulations including the regulation of the size of drilling and spacing units or proration units, the density of wells that may be drilled, and the unitization or pooling of oil and gas properties. In addition, state conservation laws establish maximum rates of production from oil and natural gas wells, generally prohibit the venting or flaring of natural gas, and impose certain requirements regarding the ratability of production. The effect of these regulations may limit the amount of oil and natural gas that the Company can produce from its wells and may limit the number of wells or the locations at which the Company can drill. Inasmuch as such laws and regulations are periodically expanded, amended and reinterpreted, the Company is unable to predict the future cost or impact of complying with such regulations; however, the Company does not believe it will be affected by these laws and regulations materially differently than the other oil and natural gas producers with which it competes.

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

Employees

  As of December 31, 1997, Aviva had 10 full-time employees, all in the United States.



ITEM 2. PROPERTIES


Productive Wells and Drilling Activity

  The following table summarizes the Company's developed acreage and productive wells at December 31, 1997. "Gross" refers to the total acres or wells in which the Company has a working interest, and "net" refers to gross acres or wells multiplied by the percentage working interest owned by the Company.

Developed Acreage /(1)/
                                        Gross                   Net
                                      -------               -------
         United States                  3,880                 1,565
         Colombia/(2)/                  3,706                   585
                                      -------               -------
                                        7,586                 2,150
                                      =======               =======

Productive Wells /(3)/
                                       Oil                    Gas
                              ------------------      -----------------

                                Gross        Net        Gross       Net
                              -------    -------      -------    ------

        United States /(4)/        10       5.29            7      2.87
        Colombia                   14       2.21            -         -
                              -------    -------      -------    ------
                                   24       7.50            7      2.87
                              =======    =======      =======    ======

(1)  Developed acreage is acreage assignable to productive wells.
(2)  Excludes Aporte Putumayo acreage pending relinquishment.
(3)  Productive wells represent producing wells and wells capable of producing.
(4)  Two of the oil wells and one of the gas wells are dually completed.

  During the periods indicated, the Company drilled or participated in the drilling of the following development and exploratory wells.

                                        Net Wells Drilled
                                        -----------------

                              Development               Exploratory
                         ----------------------     ------------------

                         Productive         Dry     Productive     Dry
                         ----------        ----     ----------    ----

  1997   United States            -           -              -       -
         Colombia               0.5           -              -       -
                               ----        ----           ----    ----
         Total                  0.5           -              -       -
                               ====        ====           ====    ====

  1996   United States          0.4           -              -       -
         Colombia               0.3           -              -     0.3
                               ----        ----           ----    ----
         Total                  0.7           -              -     0.3
                               ====        ====           ====    ====

  1995   United States          0.1           -              -       -
         Colombia               0.5         0.2              -     0.3
                               ----        ----           ----    ----
         Total                  0.6         0.2              -     0.3
                               ====        ====           ====    ====


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

Undeveloped Acreage

  The Company's undeveloped acreage in Colombia is held pursuant to concession agreements with the Colombian government. The Company expects to relinquish all undeveloped acreage associated with the La Fragua and Yuruyaco concessions during 1998. No further relinquishments are required for the Santana concession until the expiration of the concession agreement in 2015. See "-- Significant Properties."

  The Company does not have an undeveloped acreage position in the United States because of the costs of maintaining such a position. Oil and gas leases in the United States generally can be acquired by the Company for specific prospects on reasonable terms either directly or through farmout arrangements.

  The following table shows the undeveloped acreage held by the Company in Colombia at December 31, 1997. Undeveloped acreage is acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether such acreage contains proved reserves.

                                            Undeveloped Acres
                                            -----------------

                                         Gross             Net
                                      --------        --------

                   Santana              48,636          21,887
                   La Fragua            32,377          14,570
                   Yuruyaco             38,663          17,398
                                      --------        --------
                                       119,676          53,855
                                      ========        ========

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

  The Company will file with the Department of Energy (the "DOE") a statement with respect to the Company's estimate of proved oil and gas reserves as of December 31, 1997, that is not the same as that included in the estimate of proved oil and gas reserves as of December 31, 1997, as set forth in "Item 8. Financial Statements and Supplementary Data" elsewhere herein. The information filed with the DOE includes the estimated proved reserves of the properties of which the Company is the operator, whereas the estimated proved reserves contained in Item 8 hereof include only the Company's percentage share of the estimated proved reserves of all properties in which the Company has an interest.

Production, Sales Prices and Costs

  The following table summarizes the Company's oil production in thousands of barrels and natural gas production in millions of cubic feet for the years indicated:

                                          Year ended December 31,
                                       ------------------------------

                                          1997        1996       1995
                                       -------     -------    -------

Oil /(1)/  United States                    76          94        106
           Colombia                        426         476        435

Gas        United States                   316       1,146      1,184
           Colombia                          -           -          -

(1)  Includes crude oil and condensate.

  The average sales price per barrel of oil and per thousand cubic feet ("MCF") of gas produced by the Company and the average production (lifting) cost per dollar of oil and gas revenue and per barrel of oil equivalent (6 MCF: 1 barrel) were as follows for the years indicated:

                                                                Year ended December 31, /(1)/
                                                              ---------------------------------
                                                                  1997         1996        1995
                                                              --------     --------    --------

Average sales price per barrel of oil /(2)/  United States    $  19.17     $  20.68    $  16.78
                                             Colombia         $  17.39     $  19.82    $  16.39

Average sales price per MCF of gas           United States    $   2.73     $   2.07    $   1.70
                                             Colombia         $      -     $      -    $      -

Average production cost per dollar of
  oil and gas revenue                        United States    $   0.54     $   0.45    $   0.52
                                             Colombia         $   0.40     $   0.31    $   0.44
Average production cost per barrel of
  oil equivalent                             United States    $   9.81     $   6.76    $   6.46
                                             Colombia         $   6.98     $   6.11    $   7.15

(1)  All amounts are stated in United States dollars.
(2)  Includes crude oil and condensate.

Significant Properties

  Colombia.
  --------
  The Company's Colombian properties consist of four concessions, all of which are located in the Putumayo Basin in southwestern Colombia along the eastern front of the eastern cordillera of the Andes Mountains. The Company has a 45% working interest in each of the concessions, which is subject to various reversionary interests in favor of Ecopetrol as described below. Argosy, as operator of the properties, carries out the program of operations for the four concessions. The program is determined, with consideration of the obligations contained in the concession agreements, by an operating committee comprised of two representatives from each of Argosy and Neo. The Santana concession, which now consists of approximately 52,000 acres and contains 14 producing wells, has been in effect since 1987 and is the focus of the Company's exploration and development activities.

  The Aporte Putumayo concession, which consists of approximately 77,000 acres and contains three shut-in wells, has been in effect since 1972. The La Fragua concession consists of approximately 32,000 acres and has been in effect since 1992. The Yuruyaco concession was acquired in 1995 and consists of approximately 39,000 acres. The Company has filed with Ecopetrol applications for formal relinquishment of the Aporte Putumayo, La Fragua and Yuruyaco concessions. Such formal relinquishments are expected to occur during 1998.

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

  Neo's pretax income from Colombian sources, as defined under Colombian law, is subject to Colombian income taxes at a statutory rate of 35% (37.5% prior to 1996), although a "presumptive" minimum income tax based on net assets, as defined under Colombian law, may apply in years of little or no net income. Neo's income after Colombian income taxes is subject to a Colombian remittance tax that accrues at a rate of 10% (7% for 1998 and thereafter). Payment of the remittance tax may be deferred under certain circumstances if Neo reinvests such income in Colombia. See Note 7 of the Notes to Consolidated Financial Statements contained elsewhere herein.

  The Colombian government also imposes a production tax which averaged approximately $1.29 per barrel during 1997 and was equal to 7% of the oil price in effect through December 1997 for three of the four fields in the Santana concession. For these three fields the production tax has been eliminated for 1998 and thereafter. For the remaining field, the Miraflor field, the production tax is effective through 2000 at 7%, 5.5%, 4% and 2.5% of the oil price for 1997, 1998, 1999 and 2000, respectively. Any new discoveries declared commercial by Ecopetrol will be exempt from the production tax.

  Santana Concession.    The Santana concession is subject to a "risk-sharing"
  ------------------
contract pursuant to which Ecopetrol has the option to participate on the basis of a 30% working interest in exploration activities in the concession. If a commercial field is discovered, Ecopetrol's working interest increases to 50% and the costs theretofore incurred and attributable to the 20% working interest differential will be recouped by the co-owners from Ecopetrol's share of production on a well by well basis. The risk-sharing contract provides that, when 7 million barrels of cumulative production from the concession have been attained, Ecopetrol's revenue interest and share of operating costs increases to 65% but it remains obligated for only 50% of capital expenditures. In June 1996, the 7 million barrel threshold was reached. At that time, the Company's revenue interest in the concession declined from 18% to 12.6% and its share of operating expenses declined from 22.5% to 15.75%.

  The Santana concession is divided by the Caqueta River. Two fields located south of the river, the Toroyaco and Linda fields, were declared commercial by Ecopetrol and commenced production in 1992. There are currently four producing wells in the Toroyaco field and five producing wells in the Linda field. During 1995, a 3-D seismic survey covering the Toroyaco and Linda fields was completed. Based on this survey, one development well was drilled in each field during 1996
and one additional development well was drilled in the Linda field in 1997.   No
further drilling is anticipated for these fields.

  The Company and its co-owner ("Co-owners") constructed a 42-kilometer pipeline (the "Uchupayaco Pipeline") which was completed and commenced operations during 1994 to transport oil production from the Toroyaco and Linda fields to the Trans-Andean Pipeline owned by Ecopetrol, through which the Company's production is transported to the port of Tumaco on the Pacific coast of Colombia.

  Two additional fields, the Mary and Miraflor fields, were discovered north of the Caqueta River and were declared commercial by Ecopetrol during 1993. Except for oil produced during production tests of wells located in these fields, the production was shutin until the first quarter of 1995 when construction of a pipeline was completed and commercial production began. With the completion of this pipeline, the Co-owners have direct pipeline access from all four fields to the Pacific coast port of Tumaco. There are currently four producing wells in the Mary field and one producing well in the Miraflor field. A 3-D seismic survey was completed over the Mary and Miraflor fields during early 1997. This survey confirms the presence of several prospects and leads previously identified from two-dimensional seismic data. The most promising prospect, Mary West, appears to be an extension of the Mary field. The drilling of an exploratory well on this prospect has been deferred pending environmental permits and appropriate financing. The survey also confirmed that additional development drilling is not required for the Miraflor field.

  The Co-owners have fulfilled all the initial exploration obligations required by the Santana risk-sharing contract. The contract requires that the Co-owners submit a work program for approval by Ecopetrol for one additional contract year. The current work program contemplates the recompletion of certain existing wells and the construction of a micro-refinery to produce diesel fuel for the Company's operations.

  In 1993, the Co-owners relinquished 50% of the original Santana concession area in accordance with the terms of the contract. In July 1995, an additional 25% of the original contract area was relinquished. A final relinquishment was made in 1997 such that all remaining contract areas except for those areas within five kilometers of a commercial field were relinquished.

  Production from the Santana concession has been sold to Ecopetrol pursuant to a sales contract that became effective February 1, 1997, and was extended through December 31, 1998. Prices under the contract are determined differently depending on whether (in the discretion of Ecopetrol) the produced crude is exported. If the crude is exported, the price received by the Company is the export price less specified handling and commercialization charges and subject to an adjustment (specified in the contract) for the quality of the produced crude as compared with the overall pipeline blend at the point of export (the "Pipeline Blend Adjustment"). If the crude is not exported, the price received by the Company is the previous month's average posted price for Cano Limon crude less specified handling and transportation charges and subject to (i) the Pipeline Blend Adjustment and (ii) a deduction of $0.56 per barrel for the quality of the overall pipeline blend at the point of sale as compared with the quality of Cano Limon crude (the "Cano Limon Adjustment"). In 1997, Ecopetrol exported the crude each month and the sales price averaged $17.39 per barrel.

  At December 31, 1997, the date as of which the standardized measure of discounted future net cash flows applicable to the Company's proved oil and gas reserves was prepared, Ecopetrol was exporting the crude oil. Accordingly, for purposes of determining the standardized measure applicable to the Company's Colombian reserves, the Company used the export price of $14.30 per barrel (which does not include the Cano Limon adjustment). If Ecopetrol had not been exporting the crude oil at December 31, 1997, the price used for determining the standardized measure applicable to the Company's Colombian reserves at December 31, 1997, would have been approximately $14.80 per barrel.

  La Fragua Concession.  The La Fragua concession is subject to an "association"
  --------------------
contract whereunder the Co-owners fulfill all exploration obligations without Ecopetrol's participation until a field is declared commercial, as described above. The association contract also provides that Ecopetrol's working interest increases on a sliding scale from 50% to 70% as cumulative production from the concession increases from 60 million barrels to 150 million barrels.

  The Co-owners have completed their seismic obligations for the first two years of the La Fragua concession and were obligated to acquire additional seismic data for the third year. The Co-owners determined, however, that it was not technically justified to explore this concession further and, accordingly, requested and received from Ecopetrol a change of commitment that would allow the Co-owners to substitute certain exploratory expenditures within the Santana concession for the remaining seismic commitment on the La Fragua concession.
The indigenous people of the new commitment area, however, objected to the proposed exploratory work and the Co-owners were not able to comply with the new commitment. The Co-owners requested and Ecopetrol has agreed to allow the Co-owners to surrender the concession without further expenditure. Formal relinquishment is expected in 1998.

  Yuruyaco Concession.  The Yuruyaco concession, acquired by the Company in
  --------------------
September 1995, is an "association" contract whereunder the Company and its co-owner fulfill all exploration obligations without Ecopetrol's participation until a field is declared commercial by Ecopetrol. At such time, Ecopetrol will earn a 50% share in the commercial field and must reimburse its 50% share of successful exploratory wells, seismic and stratigraphic wells, dry step-out exploratory wells and development wells and facilities through its 50% share of production. The contract also provides that Ecopetrol's working interest will be 50% up to 60 million barrels. For production in excess of 60 million barrels, Ecopetrol's interest would increase from 50% to 75%, based on a measure of profitability as defined in the contract.

  Seismic obligations for the first two years of the Yuruyaco concession have also been satisfied with the completion of a 2-D seismic program in January 1997. The interpretation of this seismic data failed to establish any significant prospects and, accordingly, the Co-owners decided to surrender the concession rather than proceeding into the third contract year. The Co-owners have filed an application for formal relinquishment which is expected in 1998.

  Aporte Putumayo Concession.  The discoveries on the Aporte Putumayo concession
  --------------------------
were not declared commercial by Ecopetrol and the properties were operated by Argosy and Neo without participation by Ecopetrol. There are no remaining exploration obligations under this contract. Ecopetrol has accepted the Co-owner's request for relinquishment, which is pending the completion of abandonment and restoration operations.

  United States.
  -------------
  The Company's oil and gas properties in the United States are located in the Gulf of Mexico offshore Louisiana at Main Pass 41 and Breton Sound 31 fields. Both of these properties are operated by the Company.

  Main Pass Block 41 is a federal lease located approximately 25 miles east of Venice, Louisiana, in 50 feet of water. There are currently five productive wells in the field. The field's 1997 production averaged 79 barrels of oil per day and 799 MCF per day, net to the Company's interest, from six completions in four sands between 6,000 and 7,500 feet. The Company owns a 35% interest in this field. Main Pass Block 41 represents approximately 71% of the Company's total net U.S. proved reserves at January 1, 1998.

  Breton Sound Block 31 is located 20 miles offshore Louisiana in 16 feet of water. The field is approximately 55 miles southeast of New Orleans on state leases. During 1997, seven wells averaged 130 barrels of oil per day and 66 MCF of gas per day, net to the Company's interest, from two sands completed between 5,500 feet and 6,500 feet. The

Company's interests in the leases comprising the field vary from 41% to 67%. Breton Sound Block 31 field represents approximately 29% of the Company's total net proved U.S. reserves at January 1, 1998.

  The interpretation of 3-D seismic data in 1996 identified two deep and several shallow prospects in the Breton Sound Block 31 field. The Company is continuing its efforts to secure an industry partner to farm-in to the Company's acreage by drilling one or more exploratory wells that would test the deep prospects. As for the shallow prospects, the Company anticipates that it will drill at least one exploratory well once suitable financing has been secured.

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



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


  There were no matters submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended December 31, 1997.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.


Price Range of Depositary Shares and Common Stock

  The Company's Depositary Shares, each representing the beneficial ownership of five shares of Common Stock, have traded on the Primary List of the American Stock Exchange since May 31, 1995 and prior to that on the Emerging Company Marketplace of the American Stock Exchange since November 14, 1994 (collectively the "ASE"). In addition, the Company's Common Stock has been traded on the London Stock Exchange since 1982 and has been quoted in the National Quotation Bureau's Daily Quotation Sheets (known as the "pink sheets") since December 1993.

  The following table sets forth, for the periods indicated and subject to the following qualifications, the high and low prices for the Depositary Shares on the ASE and the high and low prices for the Common Stock on the London Stock Exchange.

  In the United States, trading of Depositary Shares on the ASE and of Common Stock through the pink sheets has been limited. During 1997, only an aggregate of 1,132,000 Depositary Shares were traded on the ASE.

  In the United Kingdom, the average daily trading volume of the Common Stock on the London Stock Exchange during 1997 was approximately 45,000 shares. The London Stock Exchange prices indicated in the table are the middle market prices for the Common Stock as published in the Daily Official List and do not represent actual transactions. Prices on the London Stock Exchange are expressed in British pounds sterling, and, accordingly, the prices for the Common Stock traded on the London Stock Exchange included in the following table are similarly expressed. For ease of reference, these prices are also expressed in U.S. dollars, having been converted using the exchange rate in effect on the first day on which the stock price attained the high or low price indicated.

                                            1997                             1996                              1995
                                   ----------------------          -------------------------          ------------------------
                                    High              Low              High              Low             High              Low
                                 -------          -------          --------          -------          -------          -------

ASE
---
Depositary Shares /(1)/
-----------------------
First Quarter            $          4.13  $          2.88  $           4.38  $          3.88  $          6.13  $          5.13
Second Quarter           $          3.00  $          1.63  $          11.38  $          3.50  $          7.38  $          5.13
Third Quarter            $          4.13  $          1.63  $           6.25  $          3.00  $          5.38  $          4.00
Fourth Quarter           $          2.06  $          0.98  $           5.75  $          3.00  $          4.88  $          4.25


London Stock Exchange
---------------------
Common Stock
------------

First Quarter
     (Pounds)            (Pounds)   0.42  (Pounds)   0.28  (Pounds)    0.46  (Pounds)   0.34  (Pounds)   0.55  (Pounds)   0.47
     US$                 $          0.69  $          0.45  $           0.71  $          0.52  $          0.87  $          0.73

Second Quarter
     (Pounds)            (Pounds)   0.32  (Pounds)   0.27  (Pounds)    0.41  (Pounds)   0.25  (Pounds)   0.58  (Pounds)   0.53
     US$                 $          0.51  $          0.44  $           0.63  $          0.38  $          0.93  $          0.84

Third Quarter
     (Pounds)            (Pounds)   0.30  (Pounds)   0.21  (Pounds)    0.34  (Pounds)   0.25  (Pounds)   0.53  (Pounds)   0.45
     US$                 $          0.50  $          0.34  $           0.53  $          0.38  $          0.85  $          0.71

Fourth Quarter
     (Pounds)            (Pounds)   0.25  (Pounds)   0.17  (Pounds)    0.41  (Pounds)   0.28  (Pounds)   0.55  (Pounds)   0.38
     US$                 $          0.40  $          0.28  $           0.67  $          0.43  $          0.85  $          0.59

(1) Representing five shares of Common Stock.

  As of February 27, 1998, the Company had approximately 5,700 shareholders of record, including nominees for an undetermined number of beneficial holders.

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

ITEM 6. SELECTED FINANCIAL DATA


  The following table summarizes certain selected financial data with respect to the Company for, and as of the end of, each of the five years ended December 31, 1997, which should be read in conjunction with the Consolidated Financial Statements included elsewhere herein.

                                                      For the Years Ended
                                                          December 31,
                                   ------------------------------------------------------------
                                       1997         1996         1995         1994         1993
                                   --------      -------      -------      -------      -------
                                   (in thousands, except per share, per barrel and per MCF data)
For the period
  Revenues                         $  9,726      $13,750      $10,928      $ 8,546      $10,682
  Loss before extraordinary
    item and cumulative effect
    of accounting change           $(22,482)     $  (937)     $(2,689)     $(2,460)     $(1,963)
  Extraordinary item -
    debt extinguishment            $      -      $     -      $     -      $     -      $  (341)
  Cumulative effect to
    January 1, 1993 of change
    in accounting for taxes        $      -      $     -      $     -      $     -      $  (330)
  Net loss                         $(22,482)     $  (937)     $(2,689)     $(2,460)     $(2,634)
  Loss before extraordinary
    item and cumulative
    effect of accounting change
    per common share               $  (0.71)     $ (0.03)     $ (0.09)     $ (0.08)     $ (0.08)
  Basic and diluted net loss
    per common share               $  (0.71)     $ (0.03)     $ (0.09)     $ (0.08)     $ (0.11)
  Weighted average
    shares outstanding               31,483       31,483       31,483       31,483       24,756
  Cash dividends per
    common share                   $      -      $     -      $     -      $     -      $     -
  Total annual net oil
    production (barrels)
      Colombia                          426          476          435          250          279
      United States                      76           94          106           99          109
                                   --------      -------      -------      -------      -------
       Total                            502          570          541          349          388
                                   --------      -------      -------      -------      -------

  Total annual net gas
    production (MCF)
      United States                     316        1,146        1,184        1,839        2,324

  Average price per barrel
    of oil
      Colombia                     $  17.39      $ 19.82      $ 16.39      $ 13.60      $ 14.02
      United States                $  19.17      $ 20.68      $ 16.78      $ 15.40      $ 16.90
  Average price per MCF of
    Gas - United States            $   2.73      $  2.07      $  1.70      $  1.97      $  2.12

At period end
  Total assets                     $ 16,445      $42,944      $45,460      $42,383      $45,017
  Long term debt, including
    current portion                $  7,690      $ 7,990      $13,067      $ 6,640      $ 5,476
  Stockholders' equity             $  3,748      $26,230      $27,167      $29,856      $32,316

  Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 ("Statement 109"), without restatement of prior
periods.   Statement 109 requires recognition of deferred tax assets in certain circumstances and deferred tax liabilities for the future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. In connection with the application of the full cost method, the Company recorded ceiling test write-downs of oil and gas properties of $19,953,000 in 1997 (see Note 1 of Notes to Consolidated Financial Statements).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


  The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements included elsewhere herein.

Results of Operations

1997 versus 1996
----------------
                                  United States     Colombia
                                  Oil       Gas        Oil      Total
                                 ------   -------    -------   -------
       (Thousands)

       Revenue - 1996            $1,940   $ 2,373    $ 9,437   $13,750

       Volume variance             (366)   (1,782)      (995)   (3,143)

       Price variance              (115)      223     (1,037)     (929)

       Other                          -        48          -        48
                                 ------   -------    -------   -------

       Revenue - 1997            $1,459   $   862    $ 7,405   $ 9,726
                                 ======   =======    =======   =======

  Colombian oil volumes were 426,000 barrels in 1997, a decrease of 50,000 barrels from 1996. Such decrease is the result of a 68,000 barrel decrease due to the Company's net revenue interest declining from 18% to 12.6% in June 1996 when cumulative production from the Santana concession reached the 7 million barrel threshold specified in the risk-sharing contract, and a 119,000 barrel decrease resulting from normal production declines, partially offset by a 136,000 barrel increase primarily due to the completion of two development wells in the latter part of 1996 and one development well completed in June 1997.

  U.S. oil volumes were 76,000 barrels in 1997, down 18,000 barrels from 1996. This decrease resulted primarily from the sale of the Company's U.S. onshore properties on December 23, 1996. U.S. gas volumes before gas balancing adjustments were 274,000 thousand cubic feet ("MCF") in 1997, down 862,000 MCF from 1996. Such decrease is the result of an 896,000 MCF decrease resulting from the U.S. onshore property sale, and normal production declines partially offset by new production from a development well completed at Main Pass 41 during October 1996.

  Colombian oil prices averaged $17.39 per barrel during 1997. The average price for the same period in 1996 was $19.82 per barrel. The Company's average U.S. oil price decreased to $19.17 per barrel in 1997, down from $20.68 in 1996. U.S. gas prices averaged $2.73 per MCF in 1997 compared to $2.07 per MCF in 1996.

  In addition to the above-mentioned variances, U.S. gas revenue increased approximately $48,000 as a result of gas balancing adjustments.

  Operating costs decreased by $599,000, or 12%. Of such decrease, approximately $845,000 resulted from the sale of the U.S. onshore properties, offset by a $181,000 increase for the U.S. offshore properties and a $65,000 increase for the Colombian properties.

  Depreciation, depletion and amortization ("DD&A") decreased $1.3 million, or 17%, mainly due to lower production levels.

  The Company recorded write-downs to the carrying amounts of its U.S. and Colombian oil and gas properties of $2,124,000 and $17,829,000, respectively, during 1997. The U.S. write-down was primarily due to lower prices. The Colombian write-down resulted primarily from lower prices and, to a somewhat lesser extent, downward revisions of proved oil reserves.

  General and administrative ("G&A") expense decreased $44,000 mainly due to reductions in the number of employees, officers, directors and related fees and expenses which resulted in cost savings of approximately $262,000 during 1997. These savings were partially offset by increases in legal and consulting fees aggregating $201,000. Such increases were primarily related to the Company's restructuring plan. See "- -Liquidity and Capital Resources."

  Interest and other income (expense) decreased mainly due to the absence in 1997 of a $641,000 gain recorded in 1996 relating to the sale of the U.S. onshore oil and gas properties.

  Interest expense was $156,000 lower, primarily as a result of lower average balances outstanding.

  Income taxes were lower in 1997 primarily due to Colombian deferred tax benefits resulting from the write-down of the carrying amount of the Company's Colombian oil and gas properties.

1996 versus 1995
----------------
                                  United States     Colombia
                                  Oil       Gas       Oil     Total
                                 ------   ------     ------  -------
       (Thousands)

       Revenue - 1995            $1,781   $2,015     $7,132  $10,928

       Volume variance             (206)     (99)       671      366

       Price variance               365      422      1,634    2,421

       Other                          -       35          -       35
                                 ------   ------     ------  -------

       Revenue - 1996            $1,940   $2,373     $9,437  $13,750
                                 ======   ======     ======  =======


  Colombian oil volumes were 476,000 barrels in 1996, an increase of 41,000 barrels over 1995. Of such increase, approximately 110,000 barrels resulted from a fracture stimulation program involving eight wells that was completed in February 1996, net of normal production declines, and approximately 20,000 barrels resulted from the completion of two development wells in the latter part of 1996, offset by a decrease of approximately 90,000 barrels resulting from the Company's net revenue interest declining from 18% to 12.6% in June 1996 when cumulative production from the concession reached the 7 million barrel threshold specified in the Santana risk-sharing contract.

  U.S. oil volumes were 94,000 barrels in 1996, down approximately 12,000 barrels from 1995. This decrease resulted primarily from normal production declines. U.S. gas volumes before gas balancing adjustments were 1,136,000 MCF in 1996, a decrease of 62,000 MCF from 1995, resulting primarily from normal production declines, partially offset by new production from a development well completed at Main Pass 41 during October 1996.

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

  Operating costs decreased $238,000, or 5%, mainly due to cost reductions in the Colombian operations. DD&A increased by 28%, or $1,584,000, primarily due to higher Colombian and U.S. DD&A rates per barrel and higher Colombian production. U.S. DD&A expenses increased on a per barrel basis to $5.93 in 1996 from $4.12 in 1995, primarily due to an increase in costs subject to amortization resulting from development costs incurred in 1996. Colombian DD&A expenses increased on a per barrel basis to $11.49 in 1996 from $9.79 in 1995, primarily due to an increase in costs subject to amortization resulting from development and exploratory costs incurred in 1996 and the transfer of unevaluated costs into the amortization base during 1996.

  G&A expense decreased $762,000, or 33%, as a result of a cost reduction program implemented by the Company during the first quarter of 1996. This program targeted all categories of G&A.

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

Year 2000

  Based on a preliminary study, the Company expects to spend approximately $0.1 million from 1998 through 1999 to modify its computer information systems enabling proper processing of transactions relating to the year 2000 and beyond. The Company continues to evaluate appropriate courses of corrective action, including replacement of certain systems whose associated costs would be recorded as assets and amortized. Accordingly, the Company does not expect the amounts required to be expensed over the next two years to have a material effect on its financial position or results of operations.

Liquidity and Capital Resources

  During the period 1995 through 1997, costs incurred in oil and gas property acquisition, exploration and development activities by the Company totaled approximately $18.8 million. Of this figure, approximately $3.3 million was for exploration predominantly in Colombia and $15.5 million pertained to development costs in the United States (23%) and Colombia (77%). The Company's sources of funds during this period were: (i) cash provided by operating activities - 1997
- $1.7 million; 1996 - $8.9 million; and 1995 - $2.9 million; (ii) net cash provided by investing activities (before property and equipment expenditures) - 1997 - $0.02 million; 1996 - $2.7 million; and 1995 - $0.1 million; and (iii)
net cash provided by (used in) financing activities - 1997 - $(0.3) million; 1996 - $(5.1) million; and 1995 - $6.4 million.

  In the U.S., the Company is currently engaged in the conversion of a shutin well into a saltwater disposal well at its Breton Sound 31 field facilities.
The cost to convert and equip such a well is estimated at $0.3 million, net to the Company's interest. Additionally, the Company is upgrading certain equipment at its Main Pass 41 field facilities, the cost of which is expected to aggregate $0.1 million, net to the Company's interest.

  The Company is also engaged in the recompletion of certain existing wells, the construction of a micro-refinery for production of diesel fuel, and various miscellaneous projects in Colombia. The Company's share of the estimated future costs of these development activities is approximately $0.8 million at December 31, 1997. Failure to fund certain capital expenditures could result in the forfeiture of all or part of the Company's interest in the concessions.

  The Company plans to fund these development activities through cash provided from operations. Any substantial decreases in the borrowing base as hereinafter defined or increases in the amounts of these required expenditures could adversely affect the Company's ability to fund these development activities. Delays in obtaining the required environmental approvals and permits on a timely basis, as described above under "Item 1. Business -- Regulation," and construction delays could both, through the impact of inflation, increase the required expenditures. Cost overruns resulting from factors other than inflation could also increase the required expenditures. Historically, the inflation rate of the Colombian peso has been in the range of 20-30% per year. Devaluation of the peso against the U.S. dollar has historically been slightly less than the inflation rate in Colombia. The Company has historically funded capital expenditures in Colombia by converting U.S. dollars to pesos at such time as the expenditures have been made. As a result of the interaction between peso inflation and devaluation of the peso against the U.S. dollar, inflation, from the Company's perspective, had not been a significant factor. During 1994, the first half of 1995 and

1996, however, devaluation of the peso was substantially lower than the rate of inflation of the peso, resulting in an effective inflation rate in excess of that of the U.S. dollar. There can be no assurance that this condition will not occur again or that, in such event, there will not be substantial increases in future capital expenditures as a result. Due to Colombian exchange controls and restrictions and the lack of an effective market, it is not feasible to hedge against the risk of net peso inflation against the U.S. dollar and the Company has not done so. Depending on the results of future exploration and development activities, substantial expenditures which have not been included in the Company's cash flow projections may be required. Although the ultimate outcome of these matters cannot be projected with certainty, management believes that its existing capital resources are adequate to fund its present development activities.

  The Company is a party to a credit agreement with ING (U.S.) Capital Corporation ("ING Capital") pursuant to which the borrower thereunder may borrow up to $25 million, subject to a borrowing base the determination of which is predicated on the Company's U.S. and Colombian reserves and which is redetermined annually. As of December 31, 1997, the borrowing base permitted, and the outstanding loan balance was, $7,690,000. The borrower under the credit agreement is Neo Energy, Inc., a wholly owned subsidiary of the Company and the owner of the Company's interests in the Colombian concessions. The indebtedness under the credit agreement is guaranteed by the parent company and certain other subsidiaries, including the wholly owned subsidiary that is the owner of all the Company's domestic oil and gas properties. The loan prohibits the payment of dividends by the Company and requires the maintenance of certain financial ratios. In February 1998, the Company entered into an agreement with ING Capital pursuant to which the outstanding loan balance was paid down to $7,440,000 from $7,690,000, the interest rate was increased to the prime rate, as defined, plus 1.5%, or at the option of the Company, a fixed rate based on the London Interbank Offered Rate plus 3%, and the repayment schedule was amended to require monthly payments of 80% of defined monthly cash flows until October 1, 1999, at which time the remaining balance is due and payable. Additionally, ING Capital reduced to $2 million the minimum amount of consolidated tangible net worth that the Company is required to maintain.

  The Company's internal projections of its consolidated cash flow indicate that the Company's consolidated cash flow and working capital will be adequate to fund both the estimated development expenditures for 1998 and 1999 and the monthly debt service relating to the ING Capital credit agreement as amended in February 1998. The Company does not, however project that, at current levels, its cash flows will be sufficient to repay the remaining balance under the ING Capital credit agreement that will be due and payable on October 1, 1999. Accordingly, the Company may be required to further extend the maturity of the debt or raise additional capital through equity issues or by sales of assets to retire the debt. The ultimate outcome of these matters cannot be projected with certainty.

  The above referenced internal cash flow projections assume (i) crude oil sales prices of $11.56 per barrel for Colombian production and $13.89 per barrel for United States production and natural gas sales prices of $2.25 per MCF for United States production, (ii) successful recompletion of four existing wells on the Santana Concession in Colombia, (iii) production decline curves commensurate with those assumed by the Company's independent petroleum engineers, (iv) certain reductions in general and administrative costs and (v) interest rates and operating costs at current levels. Any significant inaccuracy in any of these assumptions, as well as interruptions of production, increases in required expenditures as a result of inflation or cost overruns or delays in the Company's development activities, may adversely affect the Company's ability to fund such development expenditures or to meet its existing debt service obligations. Depending on the results of the Company's future exploration and development activities, substantial expenditures that have not been included in such cash flow projections may be required. For information regarding the risks relating to the Company's business, see "Item 1. Business -- Risks Associated with the Company's Business."

  The aforementioned oil and gas prices used in the Company's internal cash flow projections are indicative of the prices the Company expects to receive for its production in March 1998. These prices are substantially lower than the prices prevailing at December 31, 1997, which were used in the Company's yearend ceiling limitation test for capitalized costs. If prices remain at current levels and do not recover substantially prior to the issuance of the Company's financial statements for the first quarter of 1998, the Company expects that it will incur additional ceiling test write-downs for both its U.S. and Colombian cost centers that, in the aggregate, will have a significant adverse effect on the Company's results of operations and could result in the elimination of the Company's net equity. Moreover, such write-downs could result in the Company's failure to maintain the minimum consolidated tangible net worth of $2 million required by the latest amendment to the Company's credit agreement with ING Capital. In the past, ING Capital has amended or waived compliance with the Company's minimum consolidated tangible net worth covenant when the Company has been unable to meet such requirements. There can be no assurance, however, that ING Capital will continue to make similar concessions in the future.

  On July 8, 1997, the Company engaged Merrick Capital Corporation ("Merrick") to act as its financial advisor in order to identify and accomplish certain strategic corporate objectives (the "Restructuring Plan"). Such objectives included the private placement of $5 million of common stock, the procurement of $15 million of mezzanine financing and the negotiation of a $25 million oil and gas reserve based credit facility. The Restructuring Plan could not be completed in the current climate of depressed oil prices and other uncertainties. Accordingly, on February 13, 1998, the Company terminated Merrick's engagement as the Company's financial advisor and the Board of Directors of the Company is pursuing other alternatives to enhance shareholder value.

  With the exception of historical information, the matters discussed in this annual report to shareholders contain forward-looking statements that involve risks and uncertainties. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its goals will be achieved. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include, among other things, general economic conditions, volatility of oil and gas prices, the impact of possible geopolitical occurrences world-wide and in Colombia, imprecision of reserve estimates, changes in laws and regulations, unforeseen engineering and mechanical or technological difficulties in drilling, working-over and operating wells during the periods covered by the forward-looking statements, as well as other factors described in "Item 1. Business - Risks Associated with the Company's Business."



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


  See the Financial Statements of Aviva Petroleum Inc. attached hereto and listed in Item 14 herein.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


Directors of the Company

  The by-laws of the Company provide that the number of directors may be fixed by the Board of Directors at a number between one and seven, except that a decrease in the number of directors shall not have the effect of reducing the term of any incumbent director. On July 30, 1997, the Board of Directors, by resolution, increased the number of directors from four to five.

  The information set forth below, furnished to the Company by the respective individuals, shows as to each individual his name, age and principal positions with the Company.

       NAME               AGE              POSITIONS              DIRECTOR SINCE
       ----               ---              ---------              --------------

Ronald Suttill             66  President, Chief Executive Officer      1985
                               and Director

Eugene C. Fiedorek         66  Director                                1997

John J. Lee                61  Director                                1993

Elliott Roosevelt, Jr.     61  Director                                1994

James E. Tracey            49  Director                                1992

  The following sets forth the periods during which directors have served as such and a brief account of the business experience of such persons during at least the past five years.

  RONALD SUTTILL has been a director of the Company since August 1985 and has been President and Chief Executive Officer of the Company since January 1992. In December 1991, Mr. Suttill was appointed President and Chief Operating Officer and prior to that served as Executive Vice President of the Company.

  EUGENE C. FIEDOREK has been a director of the Company since July 1997. Mr. Fiedorek is a Managing Director of EnCap Investments, L.C., a company he co-founded in 1988. He was previously associated with RepublicBank Dallas for more than 20 years, most recently as the Managing Director in the Energy Department in charge of all energy-related commercial lending and corporate finance activities. Prior to joining RepublicBank, Mr. Fiedorek was with Shell Oil Company as an Exploitation Engineer. Mr. Fiedorek currently serves on the boards of Energy Capital Investment Company PLC, Apache Corporation and privately held Matador Petroleum Corporation.

  JOHN J. LEE has been a director of the Company since August 1993, and is Chairman, President and Chief Executive Officer of Hexcel Corporation, an advanced materials manufacturer. Mr. Lee joined the Board of Hexcel Corporation in May 1993 as an outside independent director. In August 1993, Mr. Lee was asked to become the Chairman and Co-Chief Executive Officer of Hexcel Corporation, which was experiencing financial difficulties, in order to effect a consensual reorganization. In December 1993, having concluded that a consensual reorganization could not be accomplished, Hexcel Corporation filed for protection under Chapter 11 of the Federal Bankruptcy Code and appointed Mr. Lee sole Chief Executive Officer to effect a Plan of Reorganization. The reorganization was completed in February 1995 and Hexcel emerged from Chapter
11. Mr. Lee has been Chairman, President and Chief Executive Officer of Lee Development Corporation, a corporation providing investment and merchant banking services, since 1987 and was a director of XTRA Corporation, a Massachusetts-based transportation and equipment leasing company, from 1990 through January 1995. Mr. Lee also served as Chairman and Chief Executive Officer of Seminole Corporation, a fertilizer manufacturer, from July 1989 through April 1993 and director of Tosco Corporation, a refiner, from April 1988 through April 1993 and was President and Chief Operating Officer of Tosco Corporation from April 1990 through April 1993. Mr. Lee is an advisor to the Clipper Group, a New York Merchant Banking group and is a trustee of Yale University.

  ELLIOTT ROOSEVELT, JR. has been a director of the Company since January 1994 and has been President of E.R. Operating Co., a private oil and gas company, since 1989. Mr. Roosevelt has more than 30 years of experience in the oil business with several public and private companies.

  JAMES E. TRACEY has been a director of the Company since June 1992. Mr. Tracey was a senior executive with The Royal Bank of Scotland plc ("RBS") until 1996, when he retired. Mr. Tracey was employed by RBS for 31 years.

Executive Officers of the Company

  The following table lists the names and ages of each of the executive officers of the Company and their principal occupations for the past five years.

NAME AND AGE                    POSITIONS
------------                    ---------

Ronald Suttill, 66              President and Chief Executive Officer since
                                January 1992, President and Chief Operating
                                Officer from December 1991 to January 1992 and
                                Executive Vice President prior to that.

James L. Busby, 37              Treasurer since May 1994, Secretary since June
                                1996, Controller since November 1993 and a
                                Senior Manager with the accounting firm of KPMG
                                Peat Marwick LLP prior to that.

Meetings and Committees of the Board of Directors

  The Board of Directors of the Company held nine meetings during 1997. Each director attended at least 75% of the aggregate of (i) the total number of meetings of the Board of Directors held during the period in which he was a director and (ii) the total number of meetings held by all committees on which he served.

  The Audit Committee and the Compensation Committee are the only standing committees of the Board of Directors, and the members of such committees are appointed at the initial meeting of the Board of Directors each year. The Company does not have a formal nominating committee; the Board of Directors performs this function.

  The Audit Committee, which is comprised of Messrs. Roosevelt and Tracey, consults with the independent accountants of the Company and such other persons as the committee deems appropriate, reviews the preparations for and scope of the audit of the Company's annual financial statements, makes recommendations as to the engagement and fees of the independent accountants and performs such other duties relating to the financial statements of the Company as the Board of Directors may assign from time to time. The Audit Committee held two meetings during 1997.

  The Compensation Committee, which is comprised of Messrs. Lee, Roosevelt and Tracey, makes recommendations to the Board of Directors regarding the compensation of executive officers of the Company, including salary, bonuses,
stock options and other compensation.   The Compensation Committee held no
meetings during 1997.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

  Section 16(a) of the Securities Exchange Act of 1934, as amended
(the "Exchange Act"), requires officers, directors and holders of more than 10% of the Common Stock (collectively, "Reporting Persons") to file reports of ownership and changes in ownership of the Common Stock with the SEC within certain time periods and to furnish the Company with copies of all such reports. Based solely on its review of the copies of such reports furnished to the Company by such Reporting Persons or on the written representations of such Reporting Persons, the Company believes that, during the year ended December 31, 1997, all of the Reporting Persons complied with their Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION


Summary Compensation Table

  The following table sets forth certain information regarding compensation earned in each of the last three fiscal years by the President and Chief Executive Officer of the Company (the "Named Executive Officer").

                                      Summary Compensation Table
                                      --------------------------
                                                                           Long Term
                                                                          Compensation
                           Annual Compensation                       Awards             Payouts
                      -------------------------              ----------------------------------
                                                 Other
                                                 Annual      Restricted    Securities
Name and                                         Compen-       Stock       Underlying     LTIP     All Other
Principal                   Salary               sation       Award(s)      Options/     Payouts   Compensa-
Position              Year      ($)   Bonus ($)      ($)           ($)       SARs (#)       ($)    tion ($)
--------------------  ----  -------   ---------  -------     ----------   ------------   -------   ---------

Ronald Suttill/(1)/
   President and CEO  1997  185,000          -         -              -              -         -       4,750
   President and CEO  1996  200,000          -         -              -              -         -       4,750
   President and CEO  1995  200,000          -         -              -              -         -       4,620


/(1)/ The amounts reported for all other compensation for Mr. Suttill represent matching contributions made under the Aviva Petroleum Inc. 401(k) Retirement Plan (the "401(k) Plan").

Directors' Fees

  Messrs. Fiedorek, Lee, Roosevelt and Tracey each receive $20,000 per year for their services as directors and are reimbursed for travel and lodging expenses. Mr. Suttill receives no compensation as a director but is reimbursed for travel and lodging expenses incurred to attend meetings.

Option Grants During 1997

  There were no options granted to the Named Executive Officer during 1997. No stock appreciation rights have been issued by the Company.


Option Exercises During 1997 and Year End Option Values

  The following table provides information related to options exercised by the Named Executive Officers during 1997 and the number and value of options held at year-end. No stock appreciation rights have been issued by the Company.

                                                                       Number of Securities           Value of Unexercised
                                                                      Underlying Unexercised          In-the-Money Options
                                                                      Options at FY-End (#)             at FY-End ($) (1)
                                Shares Acquired     Value      ----------------------------------  --------------------------
Name                            on Exercise (#)  Realized ($)  Exercisable      Unexercisable      Exercisable  Unexercisable
----                            ---------------  ------------  -----------  ---------------------  -----------  -------------

Ronald Suttill                          none          none       270,000                     -             -              -


/(1)/ No values are ascribed to unexercised options of the Named Executive
      Officer at December 31, 1997 because the fair market value of a share of the Company's Common Stock at December 31, 1997 ($0.33) did not exceed the exercise price of any such options.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

  As indicated above, the Compensation Committee, none of the members of which is an employee of the Company, makes recommendations to the Board of Directors regarding the compensation of the executive officers of the Company, including salary, bonuses, stock options and other compensation. There are no Compensation Committee interlocks. Until this committee was originally appointed in 1993, the compensation of the executive officers was established by the Board of Directors as a whole, including Mr. Suttill.

Employment Contracts

  Each executive officer serves at the discretion of the Board of Directors, except that, effective in January 1995, the Company entered into an employment contract with Mr. Suttill. Mr. Suttill's contract provides for annual compensation of not less than $200,000 if his employment is terminated for any reason other than death, disability or cause, as defined in the contract. Mr. Suttill's contract was automatically renewed for one-year periods on January 1, 1996, 1997 and 1998.

Compensation Committee Report on Executive Compensation

  The Company currently employs only two executive officers, the names of whom are set forth above under "Election of Directors - Executive Officers of the Company." Decisions regarding compensation of the executive officers are made by the Board of Directors, after giving consideration to recommendations made by the Compensation Committee.

  The Company's compensation policies are designed to provide a reasonably competitive level of compensation within the industry in order to attract, motivate, reward and retain experienced, qualified personnel with the talent necessary to achieve the Company's performance objectives. These objectives are to increase oil and gas reserves and to control costs, both objectives selected to increase shareholder value. These policies were implemented originally by the entire Board of Directors, and, following its establishment, were endorsed by the Compensation Committee. It is the intention of the Compensation Committee and the Board of Directors to balance compensation levels of the Company's executive officers, including the Chief Executive Officer, with shareholder interests. The incentive provided by stock options and bonuses, in particular, is intended to promote congruency of interests between the executive officers and the shareholders. Neither the Compensation Committee nor the Board of Directors, however, believes that it is appropriate to rely on a formulaic approach, such as profitability, revenue growth or return on equity, in determining executive officer compensation because of the nature of the Company's business. The Company's business objectives include overseeing a significant exploration and development effort in Colombia and the maintenance of oil and gas production levels and offshore operations in the United States. Success in one such area is not measurable by the same factors as those used in the other. Accordingly, the Compensation Committee and the Board of Directors rely primarily on their assessment of the success of the executive officers, including the Chief Executive Officer, in fulfilling the Company's performance objectives. The Board of Directors also considers the fact that the Company competes with other oil and gas companies for qualified executives and therefore it considers available information regarding compensation levels for executives of companies similar in size to the Company.

  Compensation for the Company's executive officers during 1997 was comprised of salary and matching employer contributions made pursuant to the Company's 401(k) Plan. There were no bonuses paid to the executive officers during or for 1997. The Company's 401(k) Plan is generally available to all employees after one year of service. The Company makes matching contributions of 50% of the amount deferred by the employee, up to 3% of an employee's annual salary.

                                       Compensation Committee

                                       J.J. Lee
                                       E. Roosevelt, Jr.
                                       J.E. Tracey


Performance Graph

  The following line-graph presentation compares five-year cumulative shareholder returns on an indexed basis with a broad equity market index and a published industry index. The Company has selected the American Stock Exchange Market Value Index as a broad equity market index, and the SIC Index "Crude Petroleum and Natural Gas" as a published industry index.

              COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN OF THE
                   COMPANY, INDUSTRY INDEX AND BROAD MARKET

----------------------------- FISCAL YEAR ENDING -------------------------------
COMPANY                         1992    1993    1994    1995    1996    1997

AVIVA PETROLEUM INC.             100     215.38  264.10  225.64  200.00   84.62
INDUSTRY INDEX                   100     119.15  124.87  137.33  182.60  185.09
BROAD MARKET                     100     118.81  104.95  135.28  142.74  171.76


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


Security Ownership of Certain Beneficial Owners

  The following table sets forth certain information as to each person who, to the knowledge of the Company, is the beneficial owner of more than five percent of the outstanding Common Stock of the Company. Unless otherwise noted, the information is furnished as of February 27, 1998.

NAME AND ADDRESS OF            AMOUNT AND NATURE OF
BENEFICIAL OWNER OR GROUP     BENEFICIAL OWNERSHIP /(1)/  PERCENT OF CLASS /(2)/
-------------------------     --------------------------  ----------------------

Lehman Brothers Inc./(3)/              2,966,876                  9.42%
3 World Financial Center
11th Floor
New York, NY 10285

Fidelity International Limited         2,780,000                  8.83%
and Edward C. Johnson III/(4)/
P.O. Box HM670
Hamilton, HMCX, Bermuda

Yale University/(5)/                   2,551,886                  8.11%
230 Prospect Street
New Haven, CT 06511

/(1)/ Except as set forth below, to the knowledge of the Company, each beneficial owner has sole voting and sole investment power.
/(2)/ Based on 31,482,716 shares of the Common Stock issued and outstanding on February 27, 1998.
/(3)/ Information regarding Lehman Brothers Inc. is based on information received from Lehman Brothers Inc. on March 16, 1998.
/(4)/ Information regarding Fidelity International Limited is based on an amended notification of disclosable interests, dated July 25, 1996, pursuant to the U.K. Companies Act. Fidelity International Limited is the parent holding company for various direct and indirect subsidiaries that hold these interests. Mr. Edward C. Johnson III is a principal shareholder and chairman of Fidelity International Limited.
/(5)/ Information regarding Yale University is based on a Schedule 13G dated March 11, 1994 filed by Yale University with the Securities and Exchange Commission ("SEC").

Security Ownership of Management

  The following table sets forth certain information as of February 27, 1998, concerning the Common Stock of the Company owned beneficially by each director, by the Named Executive Officer listed in the Summary Compensation Table above, and by directors and executive officers of the Company as a group:

NAME AND ADDRESS OF                AMOUNT AND NATURE
BENEFICIAL OWNER              OF BENEFICIAL OWNERSHIP/(1)/ PERCENT OF CLASS/(2)/
----------------              ---------------------------- ---------------------

Ronald Suttill                           1,275,050 /(3)(4)/         4.00%
8235 Douglas Avenue, Suite 400
Dallas, TX 75225

Eugene C. Fiedorek                         262,153                      *
3811 Turtle Creek Blvd., Suite 1080
Dallas, TX 75219

John J. Lee                              1,124,428 /(5)(6)/         3.53%
Two Stamford Plaza
281 Tresser Blvd., 16th Floor
Stamford, CT 06901

Elliott Roosevelt, Jr.                      60,000 /(5)/                *
2626 Cole Avenue, Suite 600
Dallas, TX 75204

James E Tracey                             965,550 /(4)(5)/         3.03%
3, Grey Close
Hampstead Garden Suburb
London, NW11 3QG

All directors and executive officers
as a group (6 persons)                   2,782,791 /(7)/            8.73%

/(1)/ Except as noted below, each beneficial owner has sole voting power and sole investment power.
/(2)/ Based on 31,482,716 shares of Common Stock issued and outstanding on February 27, 1998. Treated as outstanding for purposes of computing the percentage ownership of each director, the Named Executive Officer and all directors and executive officers as a group are shares issuable upon exercise of vested stock options granted pursuant to the Company's stock option plans.
/(3)/ Included are options for 270,000 shares exercisable on or within 60 days of February 27, 1998.
/(4)/ Includes the entire ownership of AMG Limited, a limited liability company of which Messrs. Suttill and Tracey are members, as of February 27, 1998, of 935,550 shares of Common Stock.
/(5)/ Included are options for 30,000 shares exercisable on or within 60 days of
      February 27, 1998.
/(6)/ Included are 1,094,428 shares owned by Lee Development Corporation, which
      Mr. Lee controls.
/(7)/ Included are 935,550 shares beneficially owned through AMG Limited and options for 388,000 shares exercisable on or within 60 days of February 27, 1998.
*     Less than 1% of the outstanding Common Stock.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  None.

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

         *10.5 Agreement of Withdrawal from Argosy dated September 16, 1987 by and among Argosy, Neo, and Argosy Energy Incorporated, as general partners; and Parkside Investments, Richard Shane McKnight, Douglas W. Fry, P-5 Ltd., GO-DEO, Inc., Dale E. Armstrong, Richard Shane McKnight, The Yvonne McKnight Trust, and William Gaskin, as limited partners (filed as exhibit 10.5 to the Company's Registration Statement on Form10, File No. 0-22258, and incorporated herein by reference).

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

         *10.9 Purchase Sale - Transportation and Commercialization of the Santana Crude between Ecopetrol, Argosy and Neo (filed as exhibit 10.9 to the Company's Registration Statement on Form10, File No. 0-22258, and incorporated herein by reference).

         *10.10 La Fragua Association Contract dated June 1, 1992 between
                Ecopetrol, Argosy and Neo (filed as exhibit 10.10 to the Company's Registration Statement on Form10, File No. 0-22258, and incorporated herein by reference).

         *10.11 Operating Agreement for the La Fragua Area between Argosy and Neo dated April 15, 1992 (filed as exhibit 10.11 to the Company's Registration Statement on Form10, File No. 0-22258, and incorporated herein by reference).

         *10.12 Employment Agreement between the Company and Ronald Suttill dated November 29, 1991 (filed as exhibit 10.12 to the Company's Registration Statement on Form10, File No. 0-22258, and incorporated herein by reference).

         *10.13 Employee Stock Option Plan of the Company (filed as exhibit
                10.13 to the Company's Registration Statement on Form10, File No. 0-22258, and incorporated herein by reference).

         *10.14 Letter agreement dated January 6, 1993 between NationsBank
                Investment Banking and the Company (filed as exhibit 10.14 to the Company's Registration Statement on Form10, File No. 0-22258, and incorporated herein by reference).

         *10.15 Letter agreement dated March 3, 1993 between EnCap
                Investments L.C. and the Company (filed as exhibit 10.15 to the Company's Registration Statement on Form10, File No. 0-22258, and incorporated herein by reference).

         *10.16 Credit Agreement dated August 6, 1993 between the Company,
                Aviva America, Inc. ("Aviva America"), Neo and Internationale Nederlanden Bank N.V., New York Branch ("ING Capital") (filed as exhibit 10.16 to the Company's Registration Statement on Form10, File No. 0-22258, and incorporated herein by reference).

         *10.17 Subordination Agreement dated August 6, 1993 between the
                Company, Aviva America, Aviva Operating Company ("Aviva Operating"), Neo and ING Capital (filed as exhibit 10.17 to the Company's Registration Statement on Form10, File No. 0-22258, and incorporated herein by reference).

         *10.18 Stock Pledge Agreement dated August 6, 1993 between the
                Company and ING Capital (filed as exhibit 10.18 to the Company's Registration Statement on Form10, File No. 0-22258, and incorporated herein by reference).

         *10.19 Stock Pledge Agreement dated August 6, 1993 between Aviva
                America and ING Capital (filed as exhibit 10.19 to the Company's Registration Statement on Form10, File No. 0-22258, and incorporated herein by reference).

         *10.20 Guaranty dated August 6, 1993 made by the Company in favor of ING Capital (filed as exhibit 10.20 to the Company's Registration Statement on Form10, File No. 0-22258, and incorporated herein by reference).

         *10.21 Guaranty dated August 6, 1993 made by Aviva America in favor of ING Capital (filed as exhibit 10.21 to the Company's Registration Statement on Form10, File No. 0-22258, and incorporated herein by reference).

         *10.22 Guaranty dated August 6, 1993 made by Aviva Operating in favor of ING Capital (filed as exhibit 10.22 to the Company's Registration Statement on Form10, File No. 0-22258, and incorporated herein by reference).

         *10.23 Form of Subscription Agreement dated June 18, 1993 between the Company and purchasers of 12,884,207 shares of common stock ("Purchasers") (filed as exhibit 10.23 to the Company's Registration Statement on Form10, File No. 0-22258, and incorporated herein by reference).

         *10.24 Option Agreement between RBS and Aviva Energy Inc. ("Aviva
                Energy") dated July 1, 1993 (filed as exhibit 10.24 to the Company's Registration Statement on Form10, File No. 0-22258, and incorporated herein by reference).

         *10.25 Option Agreement between Aviva Energy and Purchasers dated
                July 1, 1993 (filed as exhibit 10.25 to the Company's Registration Statement on Form10, File No. 0-22258, and incorporated herein by reference).

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

         *10.57 Amendment to the ING Capital Credit Agreement dated November
                22, 1996 (filed as exhibit 10.57 to the Company's annual report on Form 10-K for the year ended December 31, 1996, File No. 0-22258, and incorporated herein by reference).

         *10.58 Purchase and Sale Agreement dated November 22, 1996 between
                BWAB Incorporated and Aviva America (filed as exhibit 10.58 to the Company's annual report on Form 10-K for the year ended December 31, 1996, File No. 0-22258, and incorporated herein by reference).

         *10.59 Purchase and Sale Agreement dated December 6, 1996 between
                Lomak Petroleum Inc. and Aviva America (filed as exhibit 10.59 to the Company's annual report on Form 10-K for the year ended December 31, 1996, File No. 0-22258, and incorporated herein by reference).

         *10.60 Santana Crude Sale and Purchase Agreement dated February 10,
                1997 (filed as exhibit 10.60 to the Company's annual report on Form 10-K for the year ended December 31, 1996, File No. 0-22258, and incorporated herein by reference).

         *10.61 Aviva Petroleum Inc. 1995 Stock Option Plan, as amended
                (filed as Appendix A to the Company's definitive Proxy Statement for the Annual Meeting of Shareholders dated June 10, 1997, and incorporated herein by reference).

         *10.62 Amendment to the ING Capital Credit Agreement dated August
                12, 1997 (filed as exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1997, File No. 0-22258, and incorporated herein by reference).

         *10.63 Amended and Restated Aviva Petroleum Inc. Severance Benefit
                Plan dated September 30, 1997 (filed as exhibit 10.3 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1997, File No. 0-22258, and incorporated herein by reference).

        **10.64 Amendment to the ING Capital Credit Agreement dated
                December 29, 1997.

        **10.65 Amendment to the Santana Crude Sale and Purchase Agreement dated January 5, 1998.

        **10.66 Amendment to the ING Capital Credit Agreement dated
                February 13, 1998.

         *21.1  List of subsidiaries of Aviva Petroleum Inc.

        **27.1  Financial Data Schedule.



------------------------------
          *     Previously Filed
          **    Filed Herewith



b. Reports on Form 8-K
   -------------------

   The Company filed the following Current Reports on Form 8-K during and subsequent to the end of the fourth quarter:

   Date of 8-K                Description of 8-K
   -----------                ------------------


   December 31, 1997          Submitted a copy of the Company's Press Release
                              dated December 31, 1997, reporting on the Company's Restructuring Plan.

   February 16, 1998          Submitted a copy of the Company's Press Release
                              dated February 16, 1998, reporting on the Company's Restructuring Plan.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AVIVA PETROLEUM INC.


                                       By:  /s/ Ronald Suttill
                                            -----------------------------------
                                            Ronald Suttill
                                            Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                       TITLE                                DATE

/s/ Ronald Suttill         President, Chief Executive Officer     March 23, 1998
-------------------------- and Director (principal executive
Ronald Suttill             officer)



/s/ James L. Busby         Treasurer and Secretary                March 23, 1998
-------------------------- (principal financial and accounting
James L. Busby             officer)




/s/ Eugene C. Fiedorek     Director                               March 23, 1998
--------------------------
Eugene C. Fiedorek



/s/ John J. Lee            Director                               March 23, 1998
--------------------------
John J. Lee



/s/ Elliott Roosevelt, Jr. Director                               March 23, 1998
--------------------------
Elliott Roosevelt, Jr.



/s/ James E. Tracey        Director                               March 23, 1998
--------------------------
James E. Tracey

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                Page
                                                                ----

Independent Auditors' Report..................................    36

Consolidated Balance Sheet as of December 31, 1997 and 1996...    37

Consolidated Statement of Operations for the years
     ended December 31, 1997, 1996 and 1995...................    38

Consolidated Statement of Cash Flows for the years
     ended December 31, 1997, 1996 and 1995...................    39

Consolidated Statement of Stockholders' Equity for the years
     ended December 31, 1997, 1996 and 1995...................    40

Notes to Consolidated Financial Statements....................    41

Supplementary Information Related to Oil and Gas Producing
     Activities (Unaudited)...................................    52


All schedules called for under Regulation S-X have been omitted because they are not applicable, the required information is not material or the required information is included in the consolidated financial statements or notes thereto.

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------



The Board of Directors
Aviva Petroleum Inc.:

We have audited the accompanying consolidated financial statements of Aviva Petroleum Inc. and subsidiaries as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aviva Petroleum Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.





                                     /s/ KPMG Peat Marwick LLP



Dallas, Texas
February 27, 1998

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                          DECEMBER 31, 1997 AND 1996
                    (in thousands, except number of shares)



                                                               1997       1996
                                                           --------  ---------
ASSETS

Current assets:
 Cash and cash equivalents                                 $    690   $  2,041
 Accounts and notes receivable (note 8):
   Oil and gas revenue                                        1,108      1,699
   Trade                                                        518      1,674
   Other                                                        177        377
 Inventories                                                    602        721
 Prepaid expenses and other                                     203        282
                                                           --------   --------

   Total current assets                                       3,298      6,794
                                                           --------   --------

Property and equipment, at cost (note 3):
 Oil and gas properties and equipment (full cost method)     61,036     58,324
 Other                                                          606        613
                                                           --------   --------
                                                             61,642     58,937
 Less accumulated depreciation, depletion
   and amortization                                         (49,873)   (23,991)
                                                           --------   --------
                                                             11,769     34,946
Other assets (note 2)                                         1,378      1,204
                                                           --------   --------

                                                           $ 16,445   $ 42,944
                                                           ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current portion of long term debt (note 3)                $    480   $  2,780
 Accounts payable                                             3,091      6,271
 Accrued liabilities                                            356        357
                                                           --------   --------
   Total current liabilities                                  3,927      9,408
                                                           --------   --------

Long term debt, excluding current portion (note 3)            7,210      5,210
Gas balancing obligations and other (note 10)                 1,560      1,404
Deferred foreign income taxes (note 7)                            -        692
Stockholders' equity (notes 3 and 5):
 Common stock, no par value, authorized 348,500,000 shares;
   issued 31,482,716 shares                                   1,574      1,574
 Additional paid-in capital                                  33,376     33,376
 Accumulated deficit*                                       (31,202)    (8,720)
                                                           --------   --------

   Total stockholders' equity                                 3,748     26,230

Commitments and contingencies (note 9)
                                                           --------   --------
                                                           $ 16,445   $ 42,944
                                                           ========   ========

*Accumulated deficit of $70,057 was eliminated at December 31, 1992 in connection with a quasi-reorganization.
 See note 5.

See accompanying notes to consolidated financial statements.

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                     (in thousands, except per share data)


                                                       1997      1996      1995
                                                   --------   -------   -------

Oil and gas sales (note 8)                         $  9,726   $13,750   $10,928
                                                   --------   -------   -------

Expense:
 Production                                           4,235     4,834     5,072
 Depreciation, depletion and amortization             6,067     7,339     5,755
 Write-down of oil and gas properties (note 1)       19,953         -         -
 General and administrative                           1,510     1,554     2,316
 Severance (note 6)                                       -       196         -
                                                   --------   -------   -------

   Total expense                                     31,765    13,923    13,143
                                                   --------   -------   -------

Other income (expense):
 Interest and other income (expense), net (note 4)      122     1,061       495
 Interest expense                                      (658)     (814)     (558)
 Debt refinancing expense (note 3)                        -      (100)        -
                                                   --------   -------   -------

   Total other income (expense)                        (536)      147       (63)
                                                   --------   -------   -------

   Loss before income taxes                         (22,575)      (26)   (2,278)
Income (taxes) benefits (note 7)                         93      (911)     (411)
                                                   --------   -------   -------

   Net loss                                        $(22,482)  $  (937)  $(2,689)
                                                   ========   =======   =======


Weighted average common shares outstanding           31,483    31,483    31,483
                                                   ========   =======   =======


Basic and diluted net loss per common share        $  (0.71)  $ (0.03)  $ (0.09)
                                                   ========   =======   =======

See accompanying notes to consolidated financial statements.

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                (in thousands)


                                                    1997      1996       1995
                                                --------   -------   --------

Net loss                                        $(22,482)  $  (937)  $ (2,689)
Adjustments to reconcile net loss to
 net cash provided by operating activities:
 Depreciation, depletion and amortization          6,067     7,339      5,755
 Write-down of oil and gas properties             19,953         -          -
 Deferred foreign income taxes                      (692)      195         (5)
 Loss (gain) on sale of assets, net                   15      (651)         2
 Foreign currency exchange loss (gain), net           75        16       (164)
 Other                                              (217)     (253)      (168)
 Changes in assets and liabilities:
   Accounts and notes receivable                   1,934      (916)       767
   Inventories                                       118        88        212
   Prepaid expenses and other                         79       406         (6)
   Accounts payable and accrued liabilities       (3,119)    3,656       (843)
                                                 -------   -------   --------

     Net cash provided by operating activities     1,731     8,943      2,861
                                                 -------   -------   --------

Cash flows from investing activities:
 Property and equipment expenditures              (2,757)   (8,667)    (7,457)
 Proceeds from sale of assets                         19     2,729         73
 Other                                                 -       (46)         -
                                                 -------   -------   --------

     Net cash used in investing activities        (2,738)   (5,984)    (7,384)
                                                 -------   -------   --------

Cash flows from financing activities:
 Proceeds from long term debt                          -         -      7,100
 Principal payments on long term debt               (300)   (5,077)      (673)
                                                 -------   -------   --------

     Net cash provided by (used in) financing
       activities                                   (300)   (5,077)     6,427
                                                 -------   -------   --------

Effect of exchange rate changes on cash and
 cash equivalents                                    (44)      (41)       314
                                                 -------   -------   --------

Net increase (decrease) in cash and cash
 equivalents                                      (1,351)   (2,159)     2,218
Cash and cash equivalents at beginning of year     2,041     4,200      1,982
                                                 -------   -------   --------

Cash and cash equivalents at end of year         $   690   $ 2,041   $  4,200
                                                 =======   =======   ========

See accompanying notes to consolidated financial statements.

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                    (in thousands, except number of shares)


                       Common Stock
                    -------------------  Additional                   Total
                    Number of              Paid-in    Accumulated  Stockholders'
                      Shares    Amount     Capital      Deficit       Equity
                    ----------  -------  -----------  -------------  --------

Balances at
 December 31, 1994  31,482,716   $1,574      $33,376       $ (5,094)  $ 29,856

Net loss                     -        -            -         (2,689)    (2,689)
                    ----------  -------  -----------       --------   --------

Balances at
 December 31, 1995  31,482,716    1,574       33,376         (7,783)    27,167

Net loss                     -        -            -           (937)      (937)
                    ----------  -------  -----------       --------   --------

Balances at
 December 31, 1996  31,482,716    1,574       33,376         (8,720)    26,230

Net loss                     -        -            -        (22,482)   (22,482)
                    ----------  -------  -----------       --------   --------

Balances at
 December 31, 1997  31,482,716   $1,574      $33,376       $(31,202)  $  3,748
                    ==========  =======  ===========       ========   ========


See accompanying notes to consolidated financial statements.

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     General
     Aviva Petroleum Inc. and its subsidiaries (the "Company") are engaged in the business of exploring for, developing and producing oil and gas in Colombia and in the United States. The Company's Colombian oil production is sold to Empresa Colombiana de Petroleos, the Colombian national oil company ("Ecopetrol"), while the Company's U.S. oil and gas production is sold to numerous U.S. purchasers (See notes 8 and 11).

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

     Property and Equipment
     Under the full cost method of accounting for oil and gas properties, all productive and nonproductive property acquisition, exploration and development costs are capitalized in separate cost centers for each country. Such capitalized costs include lease acquisition costs, delay rentals, geophysical, geological and other costs, drilling, completion and other related costs and direct general and administrative expenses associated with property acquisition, exploration and development activities. Capitalized general and administrative costs include internal costs such as salaries and related benefits paid to employees to the extent that they are directly engaged in such activities, as well as all other directly identifiable general and administrative costs associated with such activities, including rent, utilities and insurance and do not include any costs related to production, general corporate overhead, or similar activities. Capitalized internal general and administrative costs were $127,000 in 1997, $129,000 in 1996 and $156,000 in 1995.

     Evaluated capitalized costs of oil and gas properties and the estimated future development, site restoration, dismantlement and abandonment costs are amortized by cost center, using the units-of-production method. Total net future site restoration, dismantlement and abandonment costs are estimated to be $1,199,000 of which $814,000 has been provided through December 31, 1997.

     Depreciation, depletion and amortization expense per equivalent barrel of production was as follows:

                          1997           1996            1995
                         ------          ------          -----

        United States    $ 7.32          $ 5.93          $4.12

        Colombia         $11.59          $11.49          $9.79

     In accordance with the full cost method of accounting, the net capitalized costs of oil and gas properties less related deferred income taxes for each cost center are limited to the sum of the estimated future net revenues from the properties at current prices less estimated future expenditures, discounted at 10%, and unevaluated costs not being amortized, less income tax effects related to differences between the financial and tax bases of the properties, computed on a quarterly basis. During 1997 the Company wrote down the carrying amount of its U.S. and Colombian oil and gas properties by $2,124,000 and $17,829,000, respectively, as a result of ceiling limitations on capitalized costs.

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

     Gains and losses on sales of oil and gas properties are not recognized in income unless the sale involves a significant portion of the reserves associated with a particular cost center. Capitalized costs associated with unevaluated properties are excluded from amortization until it is determined whether proved reserves can be assigned to such properties or until the value of the properties is impaired. Unevaluated costs of $251,000 and $1,066,000 were excluded from amortization at December 31, 1997 and 1996, respectively. Unevaluated properties are assessed quarterly to determine whether any impairment has occurred. The unevaluated costs at December 31, 1997 represent exploration costs and were incurred primarily during the two-year period ended December 31, 1997. Such costs are expected to be evaluated and included in the amortization computation within the next two years.

     In December 1996, the Company sold its remaining U.S. onshore oil and gas properties for $2,702,000 in cash, net of closing adjustments. The sale involved a significant portion of the reserves associated with the U.S. cost center and, accordingly, the resultant gain on the sale was recognized in the accompanying Consolidated Statement of Operations for 1996 (See note
     4).

     Other property and equipment is depreciated using the straight-line method over the estimated useful lives of the assets.

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

     Interest Expense
     The Company capitalizes interest costs on qualifying assets, principally unevaluated oil and gas properties. During 1997, 1996 and 1995, the Company capitalized $91,000, $189,000 and $295,000 of interest, respectively.

     Loss Per Common Share
     The Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128") during the fourth quarter of 1997. Under SFAS 128, basic earnings per share ("EPS") is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For the years presented herein, basic and diluted EPS are the same since the effects of potential common shares (note 5) are antidilutive.

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

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Statement of Cash Flows
     The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. The Company paid interest, net of amounts capitalized, of $641,000 in 1997, $834,000 in 1996 and $591,000 in 1995 and paid income taxes of $212,000 in 1997, $111,000 in
     1996 and $178,000 in 1995.

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

(2)  OTHER ASSETS


     A summary of other assets follows:
                                                           December 31
                                                         ---------------
                                                           (thousands)
                                                           1997     1996
                                                         ------   ------
     Abandonment funds for U.S. offshore properties      $1,272   $  853
     Deferred financing charges                             102      225
     Other                                                    4      126
                                                         ------   ------

                                                         $1,378   $1,204
                                                         ======   ======

(3)  LONG TERM DEBT

     On August 6, 1993, the Company entered into a credit agreement with ING (U.S.) Capital Corporation ("ING Capital"), secured by a mortgage on substantially all U.S. oil and gas assets, a pledge of Colombian assets and the stock of three subsidiaries, pursuant to which ING Capital agreed to loan to the Company up to $25 million, subject to an annually redetermined borrowing base which is predicated on the Company's U.S. and Colombian reserves. As of December 31, 1997, the borrowing base permitted, and the outstanding loan balance was, $7,690,000. The outstanding loan balance has been subject to interest at the prime rate, as defined, (8.50% at December 31, 1997) plus 1% or, at the option of the Company, a fixed rate, based on the London Interbank Offered Rate ("LIBOR") plus 2.75%, for a portion or portions of the outstanding debt from time to time. Commitment fees of .5% on the unused credit were payable quarterly until December 31, 1995, at which time the credit facility converted from a revolving credit facility to a term loan. The terms of the loan, among other things, prohibit the Company from merging with another company or paying dividends, limit additional indebtedness, general and administrative expense, sales of assets and investments and require the maintenance of certain minimum financial ratios.

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     In February 1998, the Company entered into an agreement with ING Capital pursuant to which the outstanding loan balance was paid down to $7,440,000 from $7,690,000, the interest rate was increased to the prime rate, as defined, plus 1.5%, or at the option of the Company, a fixed rate based on LIBOR plus 3%, and the repayment schedule was amended to require monthly payments of 80% of defined monthly cash flows until October 1, 1999, at which time the remaining balance is due and payable. Additionally, ING Capital reduced to $2 million the minimum amount of consolidated tangible net worth that the Company is required to maintain.

     The aggregate maturities of long term debt at December 31, 1997 are: 1998 - $480,000 and 1999 - $7,210,000.

     In consideration of certain modifications to the above referenced credit agreement in March 1996 the Company paid a fee of $100,000 to ING Capital.

(4)  INTEREST AND OTHER INCOME (EXPENSE)

     A summary of interest and other income (expense) follows:

                                                       (thousands)
                                               1997         1996     1995
                                             ------       ------   ------
     Interest income                         $  138       $  231   $  157
     Foreign currency exchange gain (loss)      (75)         (16)     164
     Gain (loss) on sale of assets, net         (15)         651       (2)
     Other, net                                  74          195      176
                                             ------       ------   ------
                                             $  122       $1,061   $  495
                                             ======       ======   ======

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

     Stock Option Plans
     At December 31, 1997, the Company has two stock option plans, which are described below. The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock option plans been determined consistent with FASB Statement No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

                                               1997       1996      1995
                                             ---------  --------  --------

          Net loss          As reported      $(22,482)  $  (937)  $(2,689)

                            Pro forma        $(22,506)  $  (947)  $(2,805)

          Loss per share    As reported      $  (0.71)  $ (0.03)  $ (0.09)

                            Pro forma        $  (0.71)  $ (0.03)  $ (0.09)

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

     At the Annual Meeting of Shareholders held on June 10, 1997, the Company's shareholders approved the amendment of the Current Plan. The amendment increased the 200,000 shares reserved for options to be awarded to non-employee directors to 400,000 shares. In addition, the amendment provides for the grant, on July 1, 1997, and on each subsequent July 1, to each non-employee director who has served in such capacity for at least the entire preceding calendar year of an option to purchase 5,000 shares of the Company's common stock (the "Annual Option Awards"), exercisable as to 2,500 shares on the first anniversary of the date of grant and as to the remaining shares on the second anniversary thereof. Except for the vesting provisions relating to the Annual Options Awards, the provisions of the Plan relating to vesting of such options, the determination of the exercise prices thereof and other terms of such options remain unchanged.

     As a result of the adoption of the Current Plan, during 1995 the Company's former Incentive and Non-Statutory Stock Option Plan was terminated as to the grant of new options, but options then outstanding for 335,000 shares of the Company's common stock remain in effect as of December 31, 1997.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:


                                                 1997    1996    1995
                                               ------  ------  ------
                Expected life (years)            10.0     5.0     7.3
                Risk-free interest rate           6.6%    7.0%    7.0%
                Volatility                       71.0%   77.0%   77.0%
                Dividend yield                    0.0%    0.0%    0.0%

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     A summary of the status of the Company's two fixed stock option plans as of December 31, 1997, 1996, and 1995, and changes during the years ended on those dates is presented below:


                                     1997                 1996               1995
                              ------------------  ------------------  ------------------

                                       Weighted-           Weighted-           Weighted-
                                        Average             Average             Average
                              Shares   Exercise   Shares   Exercise   Shares   Exercise
     Fixed Options             (000)     Price     (000)    Price      (000)     Price
    ---------------           -------  ---------  -------  ---------  -------  ---------
     Outstanding at
      beginning of year           530  $    1.80      716  $    1.60      543  $    1.82
     Granted                       45        .52       20        .74      173        .95
     Exercised                      -          -        -          -        -          -
     Forfeited                    (25)      4.95     (206)      1.25        -          -
                              -------             -------             -------
     Outstanding at
      end of year                 550       1.53      530       1.80      716       1.60
                              =======             =======             =======
     Options exercisable
      at year-end                 445                 401                 403
     Weighted-average fair
      value of options
      granted during
      the year                $   .42             $   .50             $   .72



     The following table summarizes information about fixed stock options outstanding at December 31, 1997:


                                 Options Outstanding                      Options Exercisable
                    --------------------------------------------    ------------------------------
    Range              Number     Weighted-Avg.                       Number
     of             Outstanding    Remaining        Weighted-Avg.   Exercisable     Weighted-Avg.
Exercise Prices     at 12/31/97  Contractual Life  Exercise Price   at 12/31/97     Exercise Price
----------------    -----------  ----------------  --------------   -----------     --------------
$ .51  to    .98        233,000      5.4  years         $ 0.85          128,667          $ 0.93
 1.08  to   2.77        295,000      4.5                  1.45          295,000            1.45
 9.08  to   9.90         21,500      0.2                  9.85           21,500            9.85
----------------    -----------                                     -----------
$ .51  to   9.90        549,500      4.7                  1.53          445,167            1.71
================    ===========                                     ===========


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

(7)  INCOME TAXES

     Income tax expense includes current Colombian income taxes of $587,000 in 1997, $709,000 in 1996 and $398,000 in 1995 and deferred Colombian income taxes (benefit) of $(692,000) in 1997, $195,000 in 1996 and $(5,000) in
     1995. Income tax expense also includes $12,000, $7,000 and $18,000 of state income taxes in 1997, 1996 and 1995, respectively.

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The Company's effective tax rate differs from the U.S. statutory rate each year principally due to losses without tax benefit.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 follow:

                                                                                      (thousands)
                                                                                      1997         1996
                                                                               -----------  -----------

         Deferred tax assets - principally net operating loss carryforwards    $    42,053  $    41,604
          Less valuation allowance                                                  42,053       36,126
                                                                               -----------  -----------

          Net deferred tax assets                                                        -        5,478

         Deferred tax liabilities - property and equipment                               -        6,170
                                                                               -----------  -----------

          Net deferred tax liability                                           $         -  $       692
                                                                               ===========  ===========


     The valuation allowance for deferred tax assets at January 1, 1995 was $35,543,000. The net change in the valuation allowance was a $5,927,000 increase in 1997, a $2,998,000 decrease in 1996 and a $3,581,000 increase in 1995. Subsequently recognized tax benefits relating to the valuation allowance of $33,318,000 for deferred tax assets at January 1, 1993 will be credited to additional paid in capital.

     At December 31, 1997, the Company and its subsidiaries have aggregate net operating loss carryforwards for U.S. federal income tax purposes of approximately $116,000,000, expiring from 1998 through 2012, which are available to offset future federal taxable income. The utilization of a portion of these net operating losses is subject to an annual limitation of approximately $2,400,000 and a portion may only be utilized by certain subsidiaries of the Company.

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

     Ecopetrol has an option to purchase all of the Company's production in Colombia. For the years ended December 31, 1997, 1996 and 1995, Ecopetrol exercised that option and sales to Ecopetrol accounted for $7,405,000 (76.1%), $9,437,000 (68.6%) and $7,132,000 (65.3%), respectively, of the
     Company's aggregate oil and gas sales.

     For the years ended December 31, 1997, 1996 and 1995, sales to one U.S. purchaser accounted for $1,516,000 (15.6%), $1,609,000 (11.7%) and
     $1,422,000 (13.0%), respectively, of oil and gas sales.

(9)  COMMITMENTS AND CONTINGENCIES

     In the U.S., the Company is currently engaged in the conversion of a shutin well into a saltwater disposal well at its Breton Sound 31 field facilities. The cost to convert and equip such a well is estimated at $0.3 million, net to the Company's interest. Additionally, the Company is upgrading certain equipment at its Main Pass 41 field facilities, the cost of which is expected to aggregate $0.1 million, net to the Company's interest.

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The Company, along with its co-owner (referred to collectively as the "Co-owners"), is also engaged in an ongoing development program on the Santana concession in Colombia. The contract obligations of the Santana concession have been met. The Co-owners currently anticipate, however, the recompletion of four existing wells, the construction of a micro-refinery for production of diesel fuel for the Company's operations and various miscellaneous projects. The Company's share of the estimated future costs of these development activities is approximately $0.8 million at December 31, 1997. Failure to fund certain of these capital expenditures could, under either the concession agreement or joint operating agreement with the Company's co-owner, or both, result in the forfeiture of all or part of the Company's interest in this concession.

     The Company's aggregate remaining estimated development expenditures for 1998 and 1999 were $1.2 million at December 31, 1997. Any substantial increases in the amounts of the above referenced expenditures could adversely affect the Company's ability to meet these obligations.

     The Company plans to fund these development activities using cash provided from operations. Risks that could adversely affect funding of such activities include, among others, a decrease in the Company's borrowing base, delays in obtaining the required environmental approvals and permits, cost overruns, failure to produce the reserves as projected or a further decline in the sales price of oil. Depending on the results of future exploration and development activities, substantial expenditures which have not been included in the Company's cash flow projections may be required.

     The Company's internal projections of its consolidated cash flow indicate that the Company's consolidated cash flow and working capital will be adequate to fund both the estimated development expenditures for 1998 and 1999 and the monthly debt service relating to the ING Capital credit agreement as amended in February 1998. The Company does not, however project that, at current levels, its cash flows will be sufficient to repay the remaining balance under the ING Capital credit agreement that will be due and payable on October 1, 1999. Accordingly, the Company may be required to further extend the maturity of the debt or raise additional capital through equity issues or by sales of assets to retire the debt. The ultimate outcome of these matters cannot be projected with certainty.

     The aforementioned internal cash flow projections assume crude oil prices of $11.56 per barrel for Colombian production and $13.89 per barrel for U.S. production and natural gas sales prices of $2.25 per MCF for U.S. production. These prices are indicative of the prices the Company expects to receive for its production in March 1998. These prices are substantially lower than the prices prevailing at December 31, 1997, which were used in the Company's yearend ceiling limitation test for capitalized costs. If prices remain at current levels and do not recover substantially prior to the issuance of the Company's financial statements for the first quarter of 1998, the Company expects that it will incur additional ceiling test write-downs for both its U.S. and Colombian cost centers that, in the aggregate, will have a significant adverse effect on the Company's results of operations and could result in the elimination of the Company's net equity. Moreover, such write-downs could result in the Company's failure to maintain the minimum consolidated tangible net worth of $2 million required by the latest amendment to the Company's credit agreement with ING Capital. In the past, ING Capital has amended or waived compliance with the Company's minimum consolidated tangible net worth covenant when the Company has been unable to meet such requirements. There can be no assurance, however, that ING Capital will continue to make similar concessions in the future.

     Under the terms of the contracts with Ecopetrol, 25% of all revenues from oil sold to Ecopetrol is paid in Colombian pesos which may only be utilized in Colombia. To date, the Company has experienced no difficulty in repatriating the remaining 75% of such payments, which are payable in U.S. dollars.

     Activities of the Company with respect to the exploration, development and production of oil and natural gas are subject to stringent foreign, federal, state and local environmental laws and regulations, including but not limited to the Oil Pollution Act of 1990, the Outer Continental Shelf Lands Act, the Federal Water Pollution Control Act, the Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation, and Liability Act. Such laws and regulations have increased the cost of planning, designing, drilling, operating and abandoning wells. In most instances, the statutory and regulatory requirements relate to air and water pollution control procedures and the handling and disposal of drilling and production wastes.

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

     The Company has one lease for office space in Dallas, Texas, which expires in January 1999. Rent expense relating to the lease was $83,000, $84,000 and $90,000 for 1997, 1996 and 1995, respectively. Future minimum payments under the lease are $83,000, primarily due in 1998.

(10) GAS BALANCING

     As of December 31, 1997 and 1996, other joint owners had sold net gas with a volume equivalent of approximately 2,000 thousand cubic feet ("MCF") (with an estimated value of $4,000 included in other assets), for which the Company is generally entitled to be repaid in volumes ("underproduced"). As of December 31, 1997 and 1996, the Company had sold net gas with a volume equivalent of approximately 458,000 MCF and 353,000 MCF (with an estimated value of $748,000 and $724,000 included in gas balancing obligations and other), respectively, for which the other joint owners are entitled generally to be repaid in volumes ("overproduced"). In certain instances the parties have the option of requesting payment in cash.

     In connection with the sale of the Company's U.S. onshore properties in December 1996, approximately 384,000 MCF for which the Company was underproduced and approximately 337,000 MCF for which the Company was overproduced were assumed by the buyer of such properties.

     In 1997, the Company reacquired from the aforementioned buyer approximately 196,000 MCF for which the Company was overproduced for $98,000 in cash.

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(11) GEOGRAPHIC AREA INFORMATION

     The Company is engaged in the business of exploring for, developing and producing oil and gas in the United States and Colombia. Information about the Company's operations in different geographic areas as of and for the years ended December 31, 1997, 1996 and 1995 follows:


(Thousands)
                                                             United
                                                             States          Colombia          Total
                                                           --------        ----------       --------
     1997
     ----
     Oil and gas sales                                     $  2,321        $    7,405       $  9,726
                                                           --------        ----------       --------
     Expense:
      Production                                              1,262             2,973          4,235
      Depreciation, depletion and amortization                1,009             5,058          6,067
      Write-down of oil and gas properties                    2,124            17,829         19,953
      General and administrative                              1,499                11          1,510
                                                           --------        ----------       --------
                                                              5,894            25,871         31,765
                                                           --------        ----------       --------

     Interest and other income (expense), net                    92                30            122
     Interest expense                                          (399)             (259)          (658)
                                                           --------        ----------       --------

     Loss before income taxes                                (3,880)          (18,695)       (22,575)
     Income (taxes) benefit                                     (12)              105             93
                                                           --------        ----------       --------

     Net loss                                              $ (3,892)       $  (18,590)      $(22,482)
                                                           ========        ==========       ========

     Identifiable assets                                   $  3,789        $   11,966       $ 15,755
                                                           ========        ==========
     Corporate assets-cash and cash equivalents                                                  690
                                                                                            --------

     Total assets                                                                           $ 16,445
                                                                                            ========

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(Thousands)
                                                             United
                                                             States          Colombia          Total
                                                           --------        ----------       --------
     1996
     ----
     Oil and gas sales                                     $  4,313        $    9,437       $ 13,750
                                                           --------        ----------       --------

     Expense:
      Production                                              1,926             2,908          4,834
      Depreciation, depletion and amortization                1,750             5,589          7,339
      General and administrative                              1,539                15          1,554
      Severance                                                 196                 -            196
                                                           --------        ----------       --------
                                                              5,411             8,512         13,923
                                                           --------        ----------       --------

     Interest and other income (expense), net                   894               167          1,061
     Interest expense                                          (355)             (459)          (814)
     Debt refinancing expense                                     -              (100)          (100)
                                                           --------        ----------       --------

     Income (loss) before income taxes                         (559)              533            (26)
     Income taxes                                                (7)             (904)          (911)
                                                           --------        ----------       --------

     Net loss                                              $   (566)       $     (371)      $   (937)
                                                           ========        ==========       ========

     Identifiable assets                                   $  6,838        $   34,065       $ 40,903
                                                           ========        ==========

     Corporate assets-cash and cash equivalents                                                2,041
                                                                                            --------

     Total assets                                                                           $ 42,944
                                                                                            ========

     1995
     ----
     Oil and gas sales                                     $  3,796        $    7,132       $ 10,928
                                                           --------        ----------       --------

     Expense:
      Production                                              1,960             3,112          5,072
      Depreciation, depletion and amortization                1,349             4,406          5,755
      General and administrative                              2,306                10          2,316
                                                           --------        ----------       --------
                                                              5,615             7,528         13,143
                                                           --------        ----------       --------

     Interest and other income (expense), net                   100               395            495
     Interest expense                                          (371)             (187)          (558)
                                                           --------        ----------       --------

     Loss before income taxes                                (2,090)             (188)        (2,278)
     Income taxes                                               (18)             (393)          (411)
                                                           --------        ----------       --------

     Net loss                                              $ (2,108)       $     (581)      $ (2,689)
                                                           ========        ==========       ========

     Identifiable assets                                   $  7,398        $   33,862       $ 41,260
                                                           ========        ==========

     Corporate assets-cash and cash equivalents                                                4,200
                                                                                            --------

     Total assets                                                                           $ 45,460
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

Capitalized costs and accumulated depreciation, depletion and amortization relating to oil and gas producing activities were as follows:

(Thousands)
                                         United
                                         States     Colombia        Total
                                       --------   ----------     --------
December 31, 1997
-----------------

Unevaluated oil and gas properties     $    142     $    109      $   251
Proved oil and gas properties            12,075       48,710       60,785
                                       --------     --------      -------

 Total capitalized costs                 12,217       48,819       61,036

Less accumulated depreciation
  depletion and amortization             10,622       38,725       49,347
                                       --------     --------      -------

 Capitalized costs, net                $  1,595     $ 10,094      $11,689
                                       ========     ========      =======


December 31, 1996
-----------------

Unevaluated oil and gas properties     $    182     $    884      $ 1,066
Proved oil and gas properties            11,835       45,423       57,258
                                       --------     --------      -------

 Total capitalized costs                 12,017       46,307       58,324

Less accumulated depreciation,
  depletion and amortization              7,508       15,971       23,479
                                       --------     --------      -------

 Capitalized costs, net                $  4,509     $ 30,336      $34,845
                                       ========     ========      =======

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
     SUPPLEMENTARY INFORMATION RELATED TO OIL AND GAS PRODUCING ACTIVITIES
                            (UNAUDITED) (CONTINUED)

Costs incurred in oil and gas property acquisition, exploration and development activities were as follows:

(Thousands)
                           United
                           States   Colombia   Total
                          -------  ---------  ------
1997
----

Exploration               $    25  $     470  $  495
Development                   176      2,085   2,261
                          -------  ---------  ------
 Total costs incurred     $   201  $   2,555  $2,756
                          =======  =========  ======



1996
----

Exploration               $     -  $   1,382  $1,382
Development                 3,239      4,030   7,269
                          -------  ---------  ------
 Total costs incurred     $ 3,239  $   5,412  $8,651
                          =======  =========  ======



1995
----

Exploration               $     -  $   1,477  $1,477
Development                   172      5,784   5,956
                          -------  ---------  ------
 Total costs incurred     $   172  $   7,261  $7,433
                          =======  =========  ======

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

                                             Changes in the Estimated Quantities of Reserves
                                             ------------------------------------------------
                                                  United
                                                  States           Colombia             Total
                                             -----------       ------------        ----------
Year ended December 31, 1997
----------------------------

Oil (Thousands of barrels)
Proved reserves:
 Beginning of period                                 305              2,817             3,122
 Revisions of previous estimates                     (34)              (915)             (949)
 Production                                          (76)              (426)             (502)
                                             -----------       ------------        ----------

 End of period                                       195              1,476             1,671
                                             ===========       ============        ==========

Proved developed reserves, end of period             195              1,476             1,671
                                             ===========       ============        ==========


Gas (Millions of cubic feet)
Proved reserves:
 Beginning of period                               1,682                  -             1,682
 Revisions of previous estimates                    (247)                 -              (247)
 Production                                         (316)                 -              (316)
                                             -----------       ------------        ----------

 End of period                                     1,119                  -             1,119
                                             ===========       ============        ==========

Proved developed reserves, end of period           1,119                  -             1,119
                                             ===========       ============        ==========

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
     SUPPLEMENTARY INFORMATION RELATED TO OIL AND GAS PRODUCING ACTIVITIES
                            (UNAUDITED) (CONTINUED)

                                             Changes in the Estimated Quantities of Reserves
                                             ------------------------------------------------
                                                  United
                                                  States           Colombia             Total
                                             -----------       ------------        ----------
Year ended December 31, 1996
----------------------------

Oil (Thousands of barrels)
Proved reserves:
 Beginning of period                                 564              3,255             3,819
 Revisions of previous estimates                     (74)                38               (36)
 Discoveries and extensions                            6                  -                 6
 Sales of reserves                                   (97)                 -               (97)
 Production                                          (94)              (476)             (570)
                                             -----------       ------------        ----------

 End of period                                       305              2,817             3,122
                                             ===========       ============        ==========

Proved developed reserves, end of period             305              2,008             2,313
                                             ===========       ============        ==========

Gas (Millions of cubic feet)
Proved reserves:
 Beginning of period                               7,037                  -             7,037
 Revisions of previous estimates                    (770)                 -              (770)
 Discoveries and extensions                           23                  -                23
 Sales of reserves                                (3,462)                 -            (3,462)
 Production                                       (1,146)                 -            (1,146)
                                             -----------       ------------        ----------

 End of period                                     1,682                  -             1,682
                                             ===========       ============        ==========

Proved developed reserves, end of period           1,682                  -             1,682
                                             ===========       ============        ==========


                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
     SUPPLEMENTARY INFORMATION RELATED TO OIL AND GAS PRODUCING ACTIVITIES
                            (UNAUDITED) (CONTINUED)

                                             Changes in the Estimated Quantities of Reserves
                                            ------------------------------------------------
                                                  United
                                                  States           Colombia             Total
                                             -----------       ------------        ----------
Year ended December 31, 1995
----------------------------

Oil (Thousands of barrels)
Proved reserves:
 Beginning of period                                 678              4,003             4,681
 Revisions of previous estimates                      (3)              (743)             (746)
 Discoveries and extensions                            -                430               430
 Sales of reserves                                    (5)                 -                (5)
 Production                                         (106)              (435)             (541)
                                             -----------       ------------        ----------
 End of period                                       564              3,255             3,819
                                             ===========       ============        ==========

Proved developed reserves, end of period             460              1,601             2,061
                                             ===========       ============        ==========



Gas (Millions of cubic feet)
Proved reserves:
 Beginning of period                               8,552                  -             8,552
 Revisions of previous estimates                    (257)                 -              (257)
 Sales of reserves                                   (74)                 -               (74)
 Production                                       (1,184)                 -            (1,184)
                                             -----------       ------------        ----------
 End of period                                     7,037                  -             7,037
                                             ===========       ============        ==========

Proved developed reserves, end of period           6,779                  -             6,779
                                             ===========       ============        ==========

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

(Thousands)                                United
                                           States   Colombia      Total
                                      -----------  ---------  ---------
At December 31, 1997:
--------------------

Future gross revenues                    $ 6,009    $21,124   $ 27,133
Future production costs                   (3,548)    (7,709)   (11,257)
Future development costs                    (970)      (555)    (1,525)
                                         -------    -------   --------
Future net cash flows before
income taxes                               1,491     12,860     14,351
Future income taxes                            -          -          -
                                         -------    -------   --------
Future net cash flows after
income taxes                               1,491     12,860     14,351

Discount at 10% per annum                    (38)    (2,893)    (2,931)
                                         -------    -------   --------
Standardized measure of discounted
future net cash flows                    $ 1,453    $ 9,967   $ 11,420
                                         =======    =======   ========

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
  SUPPLEMENTARY INFORMATION RELATED TO OIL AND GAS PRODUCING ACTIVITIES
                            (UNAUDITED) (CONTINUED)


(Thousands)                                United
                                           States   Colombia      Total
                                      -----------  ---------  ---------

At December 31, 1996:
--------------------

Future gross revenues                   $ 14,070   $ 63,666   $ 77,736
Future production costs                   (6,128)   (11,362)   (17,490)
Future development costs                    (970)    (3,067)    (4,037)
                                        --------   --------   --------
Future net cash flows before
 income taxes                              6,972     49,237     56,209
Future income taxes                          (51)    (1,052)    (1,103)
                                        --------   --------   --------
Future net cash flows after
 income taxes                              6,921     48,185     55,106


Discount at 10% per annum                   (993)    (9,513)   (10,506)
                                        --------   --------   --------
Standardized measure of discounted
 future net cash flows                  $  5,928   $ 38,672   $ 44,600
                                        ========   ========   ========


At December 31, 1995:
--------------------

Future gross revenues                   $ 24,720   $ 57,258   $ 81,978
Future production costs                  (11,371)   (14,881)   (26,252)
Future development costs                  (2,153)    (4,529)    (6,682)
                                        --------   --------   --------
Future net cash flows before
 income taxes                             11,196     37,848     49,044
Future income taxes                         (121)      (376)      (497)
                                        --------   --------   --------
Future net cash flows after
 income taxes                             11,075     37,472     48,547

Discount at 10% per annum                 (2,930)   (10,182)   (13,112)
                                        --------   --------   --------
Standardized measure of discounted
 future net cash flows                  $  8,145   $ 27,290   $ 35,435
                                        ========   ========   ========

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
  SUPPLEMENTARY INFORMATION RELATED TO OIL AND GAS PRODUCING ACTIVITIES
                            (UNAUDITED) (CONTINUED)


The following schedule summarizes the changes in the standardized measure of discounted future net cash flows.

(Thousands)
                                                     1997      1996      1995
                                                 --------  --------  --------

Sales of oil and gas, net of production costs    $ (5,491)  $(8,916)  $(5,856)
Sales of reserves in place                              -    (3,924)      (44)
Development costs incurred that reduced
 future development costs                             801     3,043     3,713
Accretion of discount                               4,547     3,577     4,009
Discoveries and extensions                              -        87     4,521
Revisions of previous estimates:
 Changes in price                                 (24,154)   13,468     2,263
 Changes in quantities                             (7,054)      153    (7,582)
 Changes in future development costs                1,175       (86)     (723)
 Changes in timing and other changes               (3,878)    2,303    (4,623)
 Changes in estimated income taxes                    874      (540)    2,248
                                                 --------   -------   -------

 Net increase (decrease)                          (33,180)    9,165    (2,074)

Balances at beginning of year                      44,600    35,435    37,509
                                                 --------   -------   -------

Balances at end of year                          $ 11,420   $44,600   $35,435
                                                 ========   =======   =======


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

*10.5 Agreement of Withdrawal from Argosy dated September 16, 1987 by and among Argosy, Neo, and Argosy Energy Incorporated, as general partners;
         and Parkside Investments, Richard Shane McKnight, Douglas W. Fry, P-5
         Ltd., GO-DEO, Inc., Dale E. Armstrong, Richard Shane McKnight, The
         Yvonne McKnight Trust, and William Gaskin, as limited partners (filed as exhibit 10.5 to the Company's Registration Statement on Form10, File
         No. 0-22258, and incorporated herein by reference).

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

*10.9    Purchase Sale - Transportation and Commercialization of the Santana
         Crude between Ecopetrol, Argosy and Neo (filed as exhibit 10.9 to the Company's Registration Statement on Form10, File No. 0-22258, and incorporated herein by reference).

*10.10 La Fragua Association Contract dated June 1, 1992 between Ecopetrol, Argosy and Neo (filed as exhibit 10.10 to the Company's Registration Statement on Form10, File No. 0-22258, and incorporated herein by reference).

*10.11 Operating Agreement for the La Fragua Area between Argosy and Neo dated April 15, 1992 (filed as exhibit 10.11 to the Company's
         Registration Statement on Form10, File No. 0-22258, and incorporated herein by reference).

*10.12   Employment Agreement between the Company and Ronald Suttill dated
         November 29, 1991 (filed as exhibit 10.12 to the Company's Registration
         Statement on Form10, File No. 0-22258, and incorporated herein by reference).

*10.13 Employee Stock Option Plan of the Company (filed as exhibit 10.13 to the Company's Registration Statement on Form10, File No. 0-22258, and incorporated herein by reference).


                                                                              Sequentially
                                                                              Numbered
Number                          Description of Exhibit                           Page
------                          ----------------------                        ------------
*10.14   Letter agreement dated January 6, 1993 between NationsBank
         Investment Banking and the Company (filed as exhibit 10.14 to the
         Company's Registration Statement on Form10, File No. 0-22258, and
         incorporated herein by reference).

*10.15   Letter agreement dated March 3, 1993 between EnCap Investments L.C.
         and the Company (filed as exhibit 10.15 to the Company's Registration
         Statement on Form10, File No. 0-22258, and incorporated herein by reference).

*10.16   Credit Agreement dated August 6, 1993 between the Company, Aviva
         America, Inc. ("Aviva America"), Neo and Internationale Nederlanden
         Bank N.V., New York Branch ("ING Capital") (filed as exhibit 10.16 to the Company's Registration Statement on Form10, File No. 0-22258, and incorporated herein by reference).

*10.17   Subordination Agreement dated August 6, 1993 between the Company,
         Aviva America, Aviva Operating Company ("Aviva Operating"), Neo and ING
         Capital (filed as exhibit 10.17 to the Company's Registration Statement on Form10, File No. 0-22258, and incorporated herein by reference).

*10.18   Stock Pledge Agreement dated August 6, 1993 between the Company and
         ING Capital (filed as exhibit 10.18 to the Company's Registration
         Statement on Form10, File No. 0-22258, and incorporated herein by reference).

*10.19 Stock Pledge Agreement dated August 6, 1993 between Aviva America and ING Capital (filed as exhibit 10.19 to the Company's Registration
         Statement on Form10, File No. 0-22258, and incorporated herein by reference).

*10.20   Guaranty dated August 6, 1993 made by the Company in favor of ING
         Capital (filed as exhibit 10.20 to the Company's Registration Statement on Form10, File No. 0-22258, and incorporated herein by reference).

*10.21   Guaranty dated August 6, 1993 made by Aviva America in favor of ING
         Capital (filed as exhibit 10.21 to the Company's Registration Statement on Form10, File No. 0-22258, and incorporated herein by reference).

*10.22   Guaranty dated August 6, 1993 made by Aviva Operating in favor of
         ING Capital (filed as exhibit 10.22 to the Company's Registration
         Statement on Form10, File No. 0-22258, and incorporated herein by reference).

*10.23   Form of Subscription Agreement dated June 18, 1993 between the
         Company and purchasers of 12,884,207 shares of common stock
         ("Purchasers") (filed as exhibit 10.23 to the Company's Registration
         Statement on Form10, File No. 0-22258, and incorporated herein by reference).

*10.24 Option Agreement between RBS and Aviva Energy Inc. ("Aviva Energy") dated July 1, 1993 (filed as exhibit 10.24 to the Company's
         Registration Statement on Form10, File No. 0-22258, and incorporated herein by reference).

*10.25   Option Agreement between Aviva Energy and Purchasers dated July 1,
         1993 (filed as exhibit 10.25 to the Company's Registration Statement on
         Form10, File No. 0-22258, and incorporated herein by reference).

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

*10.33 Form of Registration Agreement dated as of September 15, 1994 between the Company and Shearson Lehman Brothers Inc. (filed as exhibit
         10.30 to the Company's Registration Statement on Form S-1, File No. 33-
         82072, and incorporated herein by reference).

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

*10.50   Amendment to the La Fragua Association Contract dated April 27,
         1995 (filed as exhibit 10.50 to the Company's annual report on Form 10-
         K for the year ended December 31, 1995, File No. 0-22258, and incorporated herein by reference).

*10.51 Santana Block B 25% relinquishment dated October 2, 1995 (file as exhibit 10.51 to the Company's annual report on Form 10-K for the year ended December 31, 1995, File No. 0-22258, and incorporated herein by reference).

*10.52   Amendment to the La Fragua Association Contract dated August 1,
         1995 (filed as exhibit 10.52 to the Company's annual report on Form 10-
         K for the year ended December 31, 1995, File No. 0-22258, and incorporated herein by reference).

*10.53 Operating Agreement for the Yuruyaco Area between Argosy and Neo dated November 7, 1995 (filed as exhibit 10.53 to the Company's annual report on Form 10-K for the year ended December 31, 1995, File No. 0-
         22258, and incorporated herein by reference).

*10.54 Letter from ING Capital dated March 19, 1996, revising the borrowing base and schedule of principal repayments and Section 5.2 (m) of the Credit Agreement (filed as exhibit 10.54 to the Company's annual report on Form 10-K for the year ended December 31, 1995, File No. 0-
         22258, and incorporated herein by reference).

*10.55   Amendment to the ING Capital Credit Agreement dated March 29, 1996
         (filed as exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1996, File No. 0-22258, and incorporated herein by reference).

*10.56 Aviva Petroleum Inc. Severance Benefit Plan (filed as exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended
         March 31, 1996, File No. 0-22258, and incorporated herein by reference).

*10.57   Amendment to the ING Capital Credit Agreement dated November 22,
         1996 (filed as exhibit 10.57 to the Company's annual report on Form 10-
         K for the year ended December 31, 1996, File No. 0-22258, and incorporated herein by reference).

*10.58   Purchase and Sale Agreement dated November 22, 1996 between BWAB
         Incorporated and Aviva America (filed as exhibit 10.58 to the Company's annual report on Form 10-K for the year ended December 31, 1996, File
         No. 0-22258, and incorporated herein by reference).

*10.59   Purchase and Sale Agreement dated December 6, 1996 between Lomak
         Petroleum Inc. and Aviva America (filed as exhibit 10.59 to the
         Company's annual report on Form 10-K for the year ended December 31, 1996, File No. 0-22258, and incorporated herein by reference).

*10.60   Santana Crude Sale and Purchase Agreement dated February 10, 1997
         (filed as exhibit 10.60 to the Company's annual report on Form 10-K for the year ended December 31, 1996, File No. 0-22258, and incorporated herein by reference).

*10.61   Aviva Petroleum Inc. 1995 Stock Option Plan, as amended (filed as
         Appendix A to the Company's definitive Proxy Statement for the Annual
         Meeting of Shareholders dated June 10, 1997, and incorporated herein by reference).

*10.62   Amendment to the ING Capital Credit Agreement dated August 12, 1997
         (filed as exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1997, File No. 0-22258, and incorporated herein by reference).


                                                                              Sequentially
                                                                              Numbered
Number                          Description of Exhibit                           Page
------                          ----------------------                        ------------

*10.63   Amended and Restated Aviva Petroleum Inc. Severance Benefit Plan
         dated September 30, 1997 (filed as exhibit 10.3 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1997,
         File No. 0-22258, and incorporated herein by reference).
**10.64  Amendment to the ING Capital Credit Agreement dated December 29,
         1997.
**10.65  Amendment to the Santana Crude Sale and Purchase Agreement dated
         January 5, 1998.
**10.66  Amendment to the ING Capital Credit Agreement dated February 13,
         1998.
 *21.1   List of subsidiaries of Aviva Petroleum Inc.
**27.1   Financial Data Schedule.

--------------------------------------
*   Previously Filed
**  Filed Herewith