Form 10-Q
period 1998-03-31
AVIVA PETROLEUM INC /TX/
filed 1998-05-15
CIK 910659

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

             For the quarterly period ended     MARCH 31, 1998
                                            -----------------------

                                      OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

      For the transition period from________________to_____________

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                      YES  X    NO _______
                                                          ---

Number of shares of Common Stock, no par value, outstanding at March 31, 1998, was 31,482,716 of which 10,336,835 shares of Common Stock were represented by Depositary Shares. Each Depositary Share represents five shares of Common Stock held by a Depositary.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
-----------------------------

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET
                    (in thousands, except number of shares)
                                  (unaudited)

                                                                 March 31,     December 31,
                                                                      1998             1997
                                                                 ---------     ------------
ASSETS

Current assets:
  Cash and cash equivalents                                      $     543     $        690
  Accounts receivable                                                1,396            1,803
  Inventories                                                          576              602
  Prepaid expenses and other                                           106              203
                                                                 ---------     ------------
    Total current assets                                             2,621            3,298
                                                                 ---------     ------------

Property and equipment, at cost (note 3):
  Oil and gas properties and equipment (full cost method)           61,251           61,036
  Other                                                                606              606
                                                                 ---------     ------------
                                                                    61,857           61,642

    Less accumulated depreciation, depletion
      and amortization                                             (53,289)         (49,873)
                                                                 ---------     ------------
                                                                     8,568           11,769
Other assets                                                         1,409            1,378
                                                                 ---------     ------------
                                                                 $  12,598     $     16,445
                                                                 =========     ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long term debt (note 4)                     $     230     $        480
  Accounts payable                                                   2,341            3,091
  Accrued liabilities                                                  449              356
                                                                 ---------     ------------
    Total current liabilities                                        3,020            3,927
                                                                 ---------     ------------
Long term debt, excluding current portion (note 4)                   7,210            7,210
Gas balancing obligations and other                                  1,585            1,560
Deferred income taxes                                                    -                -
Stockholders' equity:
 Common stock, no par value, authorized 348,500,000 shares;
    issued 31,482,716 shares                                         1,574            1,574
 Additional paid-in capital                                         33,376           33,376
 Accumulated deficit/*/                                            (34,167)         (31,202)
                                                                 ---------     ------------
   Total stockholders' equity                                          783            3,748

Commitments and contingencies (note 6)
                                                                 ---------     ------------
                                                                 $  12,598     $     16,445
                                                                 =========     ============


/*/ Accumulated deficit of $70,057 was eliminated at December 31, 1992 in connection with a quasi-reorganization.

See accompanying notes to condensed consolidated financial statements.

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
                Condensed Consolidated Statement of Operations
                     (in thousands, except per share data)
                                  (unaudited)

                                                        Three Months Ended
                                                             March 31,

                                                         1998         1997
                                                      -------      -------
Oil and gas sales                                     $ 1,146      $ 3,214
                                                      -------      -------

Expense:
 Production                                               799        1,102
 Depreciation, depletion and amortization                 671        1,795
 Write-down of oil and gas properties (note 3)          2,764        1,986
 General and administrative                               360          349
                                                      -------      -------

   Total expense                                        4,594        5,232
                                                      -------      -------

Other income (expense):
 Interest and other income (expense), net (note 5)        745           24
 Interest expense                                        (165)        (166)
                                                      -------      -------

   Total other income (expense)                           580         (142)
                                                      -------      -------

Loss before income taxes                               (2,868)      (2,160)

Income taxes                                               97          265
                                                      -------      -------

     Net loss                                         $(2,965)     $(2,425)
                                                      =======      =======


Weighted average common shares outstanding             31,483       31,483
                                                      =======      =======

Basic and diluted net loss per common share           $ (0.09)     $ (0.08)
                                                      =======      =======

See accompanying notes to condensed consolidated financial statements.

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
                Condensed Consolidated Statement of Cash Flows
                                (in thousands)
                                  (unaudited)

                                                           Three Months Ended
                                                                March 31,

                                                             1998         1997
                                                          -------      -------
Net loss                                                  $(2,965)     $(2,425)
Adjustments to reconcile net loss to net cash
 provided by operating activities:
  Depreciation, depletion and amortization                    671        1,795
  Write-down of oil and gas properties                      2,764        1,986
  Deferred foreign income taxes                                 -           22
  Changes in working capital and other                       (141)      (1,422)
                                                          -------      -------

   Net cash provided by (used in) operating activities        329          (44)
                                                          -------      -------

Cash flows from investing activities:
 Property and equipment expenditures                         (215)        (754)
 Proceeds from sale of assets                                   -           19
 Other                                                         (6)          (5)
                                                          -------      -------

   Net cash used in investing activities                     (221)        (740)
                                                          -------      -------

Cash flows from financing activities -
 principal payments on long term debt                        (250)         (75)
                                                          -------      -------

Effect of exchange rate changes on cash and
 cash equivalents                                              (5)         (19)
                                                          -------      -------

Net decrease in cash and cash equivalents                    (147)        (878)
Cash and cash equivalents at beginning of the period          690        2,041
                                                          -------      -------

Cash and cash equivalents at end of the period            $   543      $ 1,163
                                                          =======      =======


See accompanying notes to condensed consolidated financial statements.

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    (in thousands, except number of shares)
                                  (unaudited)



                                              Common Stock
                                        -------------------------
                                                                     Additional                             Total
                                              Number                    Paid-in     Accumulated      Stockholders'
                                           of Shares       Amount       Capital         Deficit            Equity
                                        ------------  -----------    ----------    ------------    --------------
Balances at December 31, 1997            31,482,716   $     1,574    $   33,376    $    (31,202)   $        3,748
Net loss                                          -             -             -          (2,965)           (2,965)
                                        -----------   -----------    ----------    ------------    --------------

Balances at March 31, 1998               31,482,716   $     1,574    $   33,376    $    (34,167)   $          783
                                        ===========  ============    ==========    ============    ==============

See accompanying notes to condensed consolidated financial statements.

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.   GENERAL

     The condensed consolidated financial statements of Aviva Petroleum Inc. and subsidiaries (the "Company" or "Aviva") included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the Company's prior audited yearly financial statements and the notes thereto, included in the Company's latest annual report on Form 10-K.

     In the opinion of the Company, all adjustments, consisting of normal recurring accruals, necessary to present fairly the information in the accompanying financial statements have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income in a full set of general-purpose financial statements. Comprehensive income includes net income and other comprehensive income which is generally comprised of changes in the fair value of available-for-sale marketable securities, foreign currency translation adjustments and adjustments to recognize additional minimum pension liabilities. The Company had no accumulated other comprehensive income at December 31, 1997, and no other comprehensive income for the three months ended March 31, 1998 and 1997.

2.   MERGER PLANS

     On April 16, 1998, the Company signed a letter of intent to merge with Garnet Resources Corporation ("Garnet"), a publicly traded international oil and gas exploration and production company. Garnet, through its 99.24%- owned subsidiary, Argosy Energy International ("Argosy"), is the co-owner (55%) and operator of the Colombian joint operations in which the Company has the remaining working interest (45%). Garnet also holds a carried working interest in an oil and gas Production Prospecting License in Papua New Guinea.

     The proposed arrangements include Aviva refinancing Argosy's outstanding debt to Chase Bank of Texas (approximately $6 million, net, at March 31,
     1998) which is guaranteed by the U.S. Overseas Private Investment Corporation ("OPIC"), issuing approximately 1.1 million, 12.9 million and
     0.1 million new Aviva common shares to Garnet shareholders, Garnet debenture holders and the minority interest owners of Argosy, respectively, and canceling Garnet's $15 million of 9.5% subordinated debentures due December 21, 1998.

     Aviva will be the surviving entity following the merger, which is subject to various contingencies including completion of negotiations, execution and delivery of the definitive Agreement and Plan of Merger, Debenture Purchase Agreement and Limited Partnership Interest Purchase Agreement, approvals thereof by ING Capital, OPIC, Colombian agencies,

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (unaudited) (continued)

     and shareholders of Aviva and Garnet. The proposed merger is also subject to execution and delivery of agreements for the proposed credit facility discussed in Note 6.

3.   PROPERTY AND EQUIPMENT

     Internal general and administrative costs directly associated with oil and gas property acquisition, exploration and development activities have been capitalized in accordance with the accounting policies of the Company. Such costs totaled $7,000 for the three months ended March 31, 1998 and $36,000 for the three months ended March 31, 1997.

     Unevaluated oil and gas properties totaling $263,000 and $251,000 at March 31, 1998 and December 31, 1997, respectively, have been excluded from costs subject to depletion. The Company capitalized interest costs of $3,000 and $22,000 for the three-month periods ended March 31, 1998 and 1997, respectively, on these properties.

     The following table summarizes the write-down of the carrying amounts of the Company's oil and gas properties as a result of ceiling limitations on capitalized costs:

                                       Three Months Ended
                                           March 31,
                                          (thousands)
                                        1998        1997
                                      ------      ------
               Colombia               $2,302      $    -
               United States             462       1,986
                                      ------      ------
                                      $2,764      $1,986
                                      ======      ======

     The aforementioned write-downs were primarily due to lower oil and gas prices. A future decrease in the prices the Company receives for its oil and gas production or downward reserve adjustments could, for either the U.S. or Colombian cost centers, result in a ceiling test write-down that is significant to the Company's operating results.

4.   LONG TERM DEBT

     On August 6, 1993, the Company entered into a credit agreement with ING (U.S.) Capital Corporation ("ING Capital"), secured by a mortgage on substantially all U.S. oil and gas assets, a pledge of Colombian assets and the stock of three subsidiaries, pursuant to which ING Capital agreed to loan to the Company up to $25 million, subject to an annually redetermined borrowing base which is predicated on the Company's U.S. and Colombian reserves. As of December 31, 1997, the borrowing base permitted and the outstanding loan balance was, $7,690,000. The outstanding loan balance has been subject to interest at the prime rate, as defined (8.5% at March 31, 1998) plus 1% or, at the option of the Company, a fixed rate, based on the London Interbank Offered Rate, for a portion or portions of the outstanding debt from time to time. The terms of the loan, among other things, prohibit the Company from merging with another company or paying dividends, limit additional indebtedness, general and administrative expense, sales of assets and investments and require the maintenance of certain minimum financial ratios.

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

     As of March 31, 1998, the borrowing base permitted, and the outstanding loan balance was, $7,440,000, but the Company was not in compliance with the above-referenced tangible net worth covenant. The Company has requested, and ING Capital has agreed to, a waiver of the Company's non-compliance with this covenant through April 1, 1999.

5.   INTEREST AND OTHER INCOME (EXPENSE)

     A summary of interest and other income (expense) follows:

                                                  Three Months Ended
                                                      March 31,
                                                     (thousands)
                                                     1998       1997
                                                  -------   --------
          Gain on settlement of litigation        $   720   $      -
          Interest income                              25         43
          Foreign currency exchange loss               (2)       (21)
          Gain (loss) on sale of assets, net            -        (13)
          Other, net                                    2         15
                                                  -------   --------
                                                  $   745   $     24
                                                  =======   ========

     In January 1998, the Company realized a $720,000 gain on the settlement of litigation involving the administration of a take or pay contract settlement.

6.   COMMITMENTS AND CONTINGENCIES

     In the U.S., the Company is currently committed to the drilling of a saltwater disposal well at its Breton Sound 31 field facilities in order to comply with a state-wide prohibition against discharges of produced water to coastal waters offshore Louisiana. The cost to drill and equip such a well is estimated at $0.3 million, net to the Company's interest. Pursuant to a revised produced water termination schedule approved by the Louisiana Department of Environmental Quality, the Company has until September 1, 1998, to cease discharges of produced water. If the Company is unable to complete the project and reinject the produced water by September 1, 1998, the Company will be required to curtail or even cease production from its Breton Sound leases. Additionally, the Company is upgrading certain equipment at its Main Pass 41 field facilities, the cost of which is expected to aggregate $0.3 million, net to the Company's interest.

     The Company, along with Argosy (referred to collectively as the "Co-owners"), is also engaged in an ongoing development program on the Santana concession in Colombia. The contract obligations of the Santana concession have been met. The Co-owners currently anticipate, however, the recompletion of certain existing wells and various miscellaneous projects. The

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (unaudited) (continued)

     Company's share of the estimated future costs of these development activities is approximately $0.7 million at March 31, 1998. Depending on the results of future exploration and development activities, substantial expenditures that have not been anticipated may be required. Failure by the Company to fund certain of these capital expenditures could, under either the concession agreement or joint operating agreement with Argosy, or both, result in the forfeiture of all or part of the Company's interest in this concession.

     In addition, the Company's ability to continue its Colombian development program is dependent upon the ability of Argosy to finance its portion of such costs and expenses. If Argosy cannot fund its obligations, the Company may be required to accept an assignment of Argosy's interest therein and assume those funding obligations. If, thereafter, the Company were to be unable to raise sufficient funds to meet such obligations, the Company's interests in the properties may be forfeited.

     In reports filed with the U.S. Securities and Exchange Commission, which are publicly available, Garnet has disclosed, among other things, that: (i) Argosy is no longer in compliance with certain covenants required by its finance agreement with Chase Bank of Texas which is guaranteed by the Overseas Private Investment Corporation and secured by Argosy's assets in Colombia; (ii) its management believes that Garnet's available working capital and cash flows from operations will not be sufficient to make its required debt principal and interest payments as they become due beginning March 31, 1998; and (iii) in the absence of a business transaction or a restructuring of Garnet's indebtedness, Garnet may seek protection from its creditors under the Federal Bankruptcy Code.

     As discussed in Note 2, the Company has signed a letter of intent to merge with Garnet. Pursuant to the merger plan, Garnet's $15 million of subordinated debentures will be canceled and Argosy's bank debt, along with Aviva's existing bank debt, will be refinanced through a proposed $15 million credit facility that the Company has requested ING Capital to provide to the Company. In addition to refinancing the existing bank debt of Argosy and Aviva, this proposed new credit facility is expected to supplement the Company's working capital and, to the extent not funded by cash flow from operations, fund the Company's remaining estimated capital expenditures for 1998.

     Management of the Company is currently involved in efforts to effectuate the merger. Such efforts include the completion of negotiations, execution and delivery of the definitive Agreement and Plan of Merger, Debenture Purchase Agreement, Limited Partnership Interest Purchase Agreement and the proposed new credit facility with ING Capital. Additionally, approval by the shareholders of Aviva and Garnet will be required to consummate the merger.

     While management believes that the merger will be consummated substantially as planned, there can be no assurance that this will be the case. If the Company is unable to consummate the merger, then, in the absence of another business transaction or debt restructuring, Garnet may seek bankruptcy protection or other alternatives, any of which may have a material adverse effect on Aviva's consolidated financial condition. As indicated above, if Argosy cannot fund its obligations, the Company may be required to accept an assignment of Argosy's interest therein and assume those funding obligations. Aviva itself has experienced significant losses which have resulted in recurring noncompliance with the minimum consolidated tangible net

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (unaudited) (continued)

     worth covenant and its debt repayment schedule under its credit agreement with ING Capital. Without the Garnet merger and the proposed new credit facility, management's current cash flow analysis does not indicate that the Company would be able to make the October 1, 1999 scheduled debt repayment under the existing ING Capital Credit Agreement. In the past, ING Capital has amended or waived compliance with these covenants when the Company has been unable to comply with them. There can be no assurance, however, that ING Capital will continue to make similar concessions in the future.

     Activities of the Company with respect to the exploration, development and production of oil and natural gas are subject to stringent foreign, federal, state and local environmental laws and regulations including the Oil Pollution Act of 1990 ("OPA 90"), the Outer Continental Shelf Lands Act, the Federal Water Pollution Control Act, the Resource Conservation and Recovery Act, and the Comprehensive Environmental Response, Compensation, and Liability Act. Such laws and regulations have increased the cost of planning, designing, drilling, operating and abandoning wells. In most instances, the statutory and regulatory requirements relate to air and water pollution control procedures and the handling and disposal of drilling and production wastes. Risks of substantial costs and liabilities are inherent in oil and gas operations and there can be no assurance that significant costs and liabilities, including civil or criminal penalties for violations of environmental laws and regulations, will not be incurred. Moreover, it is possible that other developments, such as stricter environmental laws and regulations or claims for damages to property or persons resulting from the Company's operations, could result in substantial costs and liabilities. For additional discussions on the applicability of environmental laws and regulations and other risks that may affect the Company's operations, see the Company's latest annual report on Form 10-K.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS.
--------------

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997
-------------------------------------------------------------------------------

                                         United States         Colombia
                                       Oil           Gas         Oil        Total
                                     ------         ------    --------    --------
       (Thousands)

       Revenue - 1997                $  459         $  245     $2,510     $  3,214

       Volume variance                 (187)          (170)      (975)      (1,332)

       Price variance                   (98)           (16)      (608)        (722)

       Other                              -            (14)         -          (14)
                                     ------         ------     ------     --------

       Revenue - 1998                 $ 174         $   45     $  927     $  1,146
                                     ======         ======     ======     ========

Colombian oil volumes were 75,000 barrels in the first quarter of 1998, a decrease of 48,000 barrels as compared to the first quarter of 1997. Such decrease is due to a 57,000 barrel decrease resulting from production declines, partially offset by a 9,000 barrel increase resulting from the completion of a development well in June 1997.

U.S. oil volumes were 13,000 barrels in 1998, down approximately 8,000 barrels from 1997. Of such decrease, approximately 5,000 barrels was due to the Company's Main Pass 41 field being shut-in for approximately 60 days during the first quarter of 1998 due to equipment failures and 3,000 barrels resulted from normal production declines. U.S. gas volumes before gas balancing adjustments were 14,000 thousand cubic feet (MCF) in 1998, down 60,000 MCF from 1997. Of such decrease, approximately 40,000 MCF was due to the aforementioned shut-in of the Main Pass 41 field and 20,000 MCF was due to normal production declines.

The above-referenced equipment failures at the Company's Main Pass 41 field necessitate upgrading and additional modification of production and water treatment facilities. As of May 14, 1998, this field had been shut-in an additional 25 days since April 1, 1998, and there can be no assurance that further shut-in periods will not occur prior to the completion of the project.

Colombian oil prices averaged $12.29 per barrel during the first quarter of 1998. The average price for the same period of 1997 was $20.35 per barrel. The Company's average U.S. oil price decreased to $13.86 per barrel in 1998, down from $21.66 per barrel in 1997. In 1998 prices have been lower than in the first quarter of 1997 due to a dramatic decrease in world oil prices. U.S. gas prices averaged $2.43 per MCF in 1998 compared to $2.48 per MCF in 1997.

In addition to the above-mentioned variances, U.S. gas revenue decreased approximately $14,000 as a result of gas balancing adjustments.

Operating costs decreased approximately 28%, or $303,000, primarily due to lower operating costs in Colombia. Such decreases have resulted mainly from the elimination of the production tax on the majority of the Company's Colombian production and lower pipeline tariffs resulting from lower volumes.

Depreciation, depletion and amortization decreased by 63%, or $1,124,000, primarily due to a decrease in costs subject to amortization resulting from property write-downs and lower levels of production.

The Company recorded write-downs of $2,302,000 and $462,000 to the carrying amounts of its Colombian and U.S. oil and gas properties, respectively, as a result of ceiling test limitations on capitalized costs at March 31, 1998.

Interest and other income increased during the first quarter of 1998 as the Company realized a $720,000 gain on the settlement of litigation involving the administration of a take or pay contract settlement.

Income taxes were $168,000 lower in 1998 principally as a result of lower Colombian "presumptive" income tax and due to the fact that the threshold for incurring Colombian remittance tax was not achieved in the first quarter of 1998.

YEAR 2000
---------

Based on a preliminary study, the Company expects to spend an aggregate of approximately $100,000 in 1998 and 1999 to modify its computer information systems enabling proper processing of transactions relating to the year 2000 and beyond. The Company continues to evaluate appropriate courses of corrective action, including replacement of certain systems whose associated costs would be recorded as assets and amortized. Accordingly, the Company does not expect the amounts required to be expensed over the next two years to have a material effect on its financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Since December 31, 1997, costs incurred in oil and gas property acquisition, exploration and development activities by the Company totaled approximately $0.2 million, almost all of which was incurred in Colombia. These activities were funded by cash provided by operating activities.

In the U.S., the Company is currently committed to the drilling of a saltwater disposal well at its Breton Sound 31 field facilities in order to comply with a state-wide prohibition against discharges of produced water to coastal waters offshore Louisiana. The cost to drill and equip such a well is estimated at $0.3 million, net to the Company's interest. Pursuant to a revised produced water termination schedule approved by the Louisiana Department of Environmental Quality, the Company has until September 1, 1998, to cease discharges of produced water. If the Company is unable to complete the project and reinject the produced water by September 1, 1998, the Company will be required to curtail or even cease production from its Breton Sound leases. Additionally, the Company is upgrading certain equipment at its Main Pass 41 field facilities, the cost of which is expected to aggregate $0.3 million, net to the Company's interest.

The Company, along with Argosy (referred to collectively as the "Co-owners"), is also engaged in an ongoing development program on the Santana concession in Colombia. The contract obligations of the Santana concession have been met.
The Co-owners currently anticipate, however, the recompletion of certain existing wells and various miscellaneous projects. The Company's share of the estimated future costs of these development activities is approximately $0.7 million at March 31, 1998. Depending on the results of future exploration and development activities, substantial expenditures that have not been anticipated may be required. Failure by the Company to fund certain of these capital expenditures could, under either the concession agreement or joint operating agreement with Argosy, or both, result in the forfeiture of all or part of the Company's interest in this concession.

In addition, the Company's ability to continue its Colombian development program is dependent upon the ability of Argosy to finance its portion of such costs and expenses. If Argosy cannot fund its obligations, the Company may be required to accept an assignment of Argosy's interest therein and assume those funding obligations. If, thereafter, the Company were to be unable to raise sufficient funds to meet such obligations, the Company's interests in the properties may be forfeited.

In reports filed with the U.S. Securities and Exchange Commission, which are publicly available, Garnet has disclosed, among other things, that: (i) Argosy is no longer in compliance with certain covenants required by its finance agreement with Chase Bank of Texas which is guaranteed by the Overseas Private Investment Corporation and secured by Argosy's assets in Colombia; (ii) its management believes that Garnet's available working capital and cash flows from operations will not be sufficient to make its required debt principal and interest payments as they become due beginning March 31, 1998; and (iii) in the absence of a business transaction or a restructuring of Garnet's indebtedness, Garnet may seek protection from its creditors under the Federal Bankruptcy Code.

As discussed in Note 2 of the condensed consolidated financial statements, the Company has signed a letter of intent to merge with Garnet. Pursuant to the merger plan, Garnet's $15 million of subordinated debentures will be canceled and Argosy's bank debt, along with Aviva's existing bank debt, will be refinanced through a proposed $15 million credit facility that the Company has requested ING Capital to provide to the Company. In addition to refinancing the existing bank debt of Argosy and Aviva, this proposed new credit facility is expected to supplement the Company's working capital and, to the extent not funded by cash flow from operations, fund the Company's remaining estimated capital expenditures for 1998.

Management of the Company is currently involved in efforts to effectuate the merger. Such efforts include the completion of negotiations, execution and delivery of the definitive Agreement and Plan of Merger, Debenture Purchase Agreement, Limited Partnership Interest Purchase Agreement and the proposed new credit facility with ING Capital. Additionally, approval by the shareholders of Aviva and Garnet will be required to consummate the merger.

While management believes that the merger will be consummated substantially as planned, there can be no assurance that this will be the case. If the Company is unable to consummate the merger, then, in the absence of another business transaction or debt restructuring, Garnet may seek bankruptcy protection or other alternatives, any of which may have a material adverse effect on Aviva's consolidated financial condition. As indicated above, if Argosy cannot fund its obligations, the Company may be required to accept an assignment of Argosy's interest therein and assume those funding obligations. Aviva itself has experienced significant losses which have resulted in recurring noncompliance with the minimum consolidated tangible net worth covenant and its debt repayment schedule under its credit agreement with ING Capital. Without the Garnet merger and the proposed new credit facility, management's current cash flow analysis does not indicate that the Company would be able to make the October 1, 1999 scheduled debt repayment under the existing ING Capital Credit Agreement. In the past, ING Capital has amended or waived compliance with these covenants when the Company has been unable to comply with them. There can be no assurance, however, that ING Capital will continue to make similar concessions in the future.

With the exception of historical information, the matters discussed in this quarterly report contain forward-looking statements that involve risks and uncertainties. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its goals will be achieved. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include, among other things, general economic conditions, volatility of oil and gas prices, the impact of possible geopolitical occurrences world-wide and in Colombia, imprecision of reserve estimates, changes in laws and regulations, unforeseen engineering and mechanical or technological difficulties in drilling, working-over and operating wells during the periods covered by the forward-looking statements, as well as other factors described in the Company's annual report on Form 10-K.


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

27.1 Financial Data Schedule.

b) Reports on Form 8-K
----------------------

The Company filed the following Current Reports on Form 8-K during and subsequent to the end of the first quarter:

Date of 8-K         Description of 8-K
-----------         ------------------

February 16, 1998   Submitted a copy of the Company's Press Release dated
                    February 16, 1998, reporting on the Company's Restructuring
                    Plan.

April 17, 1998      Submitted a copy of the Company's Press Release dated April
                    17, 1998 announcing the merger plans between Aviva Petroleum
                    Inc. and Garnet Resources Corporation.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         AVIVA PETROLEUM INC.



Date:  May 14, 1998                      /s/ Ronald Suttill
                                         --------------------------------
                                         Ronald Suttill
                                         President and Chief Executive Officer




                                         /s/  James L. Busby
                                         --------------------------------
                                         James L. Busby
                                         Treasurer and Secretary
                                         (Chief Accounting Officer)

                               INDEX TO EXHIBITS


Exhibit
Number    Description of Exhibit
------    ----------------------

 27.1     Financial Data Schedule.