Form 10-Q
period 1998-06-30
AVIVA PETROLEUM INC /TX/
filed 1998-08-12
CIK 910659

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


 [ X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the quarterly period ended     JUNE 30, 1998
                                            ----------------------

                                       OR

 [   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from        to
                                             -----    -----

                        Commission File Number  0-22258


                              AVIVA PETROLEUM INC.
             (Exact name of registrant as specified in its charter)

TEXAS                                                     75-1432205
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification Number)

8235 DOUGLAS AVENUE,                                      75225
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

Number of shares of Common Stock, no par value, outstanding at June 30, 1998, was 31,482,716 of which 10,336,835 shares of Common Stock were represented by Depositary Shares. Each Depositary Share represents five shares of Common Stock held by a Depositary.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
-----------------------------

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                    (in thousands, except number of shares)
                                  (unaudited)

                                                June 30,              December 31,
                                                  1998                   1997
                                              -----------             ------------
ASSETS

Current assets:
 Cash and cash equivalents                    $      197                $     690
 Accounts receivable                               1,466                    1,803
 Inventories                                         599                      602
 Prepaid expenses and other                           46                      203
                                                --------                 --------
   Total current assets                            2,308                    3,298
                                                --------                 --------

Property and equipment, at cost (note 3):
 Oil and gas properties
  and equipment (full cost method)                61,442                   61,036
 Other                                               612                      606
                                                --------                 --------
                                                  62,054                   61,642
   Less accumulated depreciation, depletion
     and amortization                            (55,740)                 (49,873)
                                                --------                 --------
                                                   6,314                   11,769
Other assets                                       1,509                    1,378
                                                --------                 --------
                                                $ 10,131                 $ 16,445
                                                ========                 ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
 Current portion of long term debt (note 4)     $     37                 $    480
 Accounts payable                                  2,752                    3,091
 Accrued liabilities                                 352                      356
                                                --------                 --------
   Total current liabilities                       3,141                    3,927
                                                --------                 --------
Long term debt, excluding
 current portion (note 4)                          7,403                    7,210
Gas balancing obligations and other                1,568                    1,560
Stockholders' equity (deficit):
 Common stock, no par value, authorized
  348,500,000 shares;
   issued 31,482,716 shares                        1,574                    1,574
 Additional paid-in capital                       33,376                   33,376
 Accumulated deficit/*/                          (36,931)                 (31,202)
                                                --------                 --------
   Total stockholders' equity (deficit)           (1,981)                   3,748
Commitments and contingencies (note 6)
                                                --------                 --------
                                                $ 10,131                 $ 16,445
                                                ========                 ========

/*/Accumulated deficit of $70,057 was eliminated at December 31, 1992 in connection with a quasi-reorganization.

See accompanying notes to condensed consolidated financial statements.

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
                 Condensed Consolidated Statement of Operations
                     (in thousands, except per share data)
                                  (unaudited)


                                                      Three Months Ended         Six Months Ended
                                                            June 30,                 June 30,
                                                         1998       1997          1998           1997
                                                      -------   --------       -------       --------
Oil and gas sales                                     $   914   $  2,339       $ 2,060       $  5,553
                                                      -------   --------       -------       --------

Expense:
 Production                                               716      1,096         1,515          2,198
 Depreciation, depletion and amortization                 503      1,490         1,174          3,285
 Write-down of oil and gas properties (note 3)          1,961     11,413         4,725         13,399
 General and administrative                               300        402           660            752
                                                      -------   --------       -------       --------

   Total expense                                        3,480     14,401         8,074         19,634
                                                      -------   --------       -------       --------

Other income (expense):
 Interest and other income (expense), net (note 5)         26         67           771             91
 Interest expense                                        (155)      (162)         (320)          (328)
                                                      -------   --------       -------       --------

   Total other income (expense)                          (129)       (95)          451           (237)
                                                      -------   --------       -------       --------

Loss before income taxes                               (2,695)   (12,157)       (5,563)       (14,318)

Income taxes (benefits)                                    69       (547)          166           (282)
                                                      -------   --------       -------       --------

     Net loss                                         $(2,764)  $(11,610)      $(5,729)      $(14,036)
                                                      =======   ========       =======       ========
Weighted average common shares outstanding -
   basic and diluted                                   31,483     31,483        31,483         31,483
                                                      =======   ========       =======       ========

Basic and diluted net loss per common share             $(.09)     $(.37)        $(.18)         $(.45)
                                                      =======   ========       =======       ========

See accompanying notes to condensed consolidated financial statements.

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)


                                                          Six Months Ended
                                                               June 30,
                                                          1998        1997
                                                          ----        ----
Net loss                                                $(5,729)  $(14,036)
Adjustments to reconcile net loss to net cash
 provided by operating activities:
   Depreciation, depletion and amortization               1,174      3,285
   Write-down of oil and gas properties                   4,725     13,399
   Deferred foreign income taxes (benefits)                   -       (692)
   Changes in working capital and other                      95       (729)
                                                        -------   --------

     Net cash provided by operating activities              265      1,227
                                                        -------   --------

Cash flows from investing activities:
   Property and equipment expenditures                     (411)    (1,959)
   Proceeds from sale of assets                               -         19
   Other                                                    (95)         -
                                                        -------   --------

     Net cash used in investing activities                 (506)    (1,940)
                                                        -------   --------

Cash flows from financing activities -
  Principal payments on long term debt                     (250)      (150)
                                                        -------   --------

Effect of exchange rate changes on cash and
 cash equivalents                                            (2)       (23)
                                                        -------   --------

Net decrease in cash and cash equivalents                  (493)      (886)
Cash and cash equivalents at beginning of the period        690      2,041
                                                        -------   --------

Cash and cash equivalents at end of the period          $   197   $  1,155
                                                        =======   ========

See accompanying notes to condensed consolidated financial statements.

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                    (in thousands, except number of shares)
                                  (unaudited)





                                     Common Stock
                                 --------------------
                                                       Additional                    Total
                                    Number              Paid-in    Accumulated    Stockholders'
                                  of Shares    Amount   Capital      Deficit     Equity (Deficit)
                                 ------------  ------  ----------  ------------  ----------------
Balances at December 31, 1997      31,482,716  $1,574  $   33,376  $   (31,202)  $         3,748
Net loss                                    -       -           -       (5,729)           (5,729)
                                 ------------  ------  ----------  -----------   ---------------
Balances at June 30, 1998          31,482,716  $1,574  $   33,376  $   (36,931)  $        (1,981)
                                 ============  ======  ==========  ===========   ===============

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

   Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income in a full set of general-purpose financial statements. Comprehensive income includes net income and other comprehensive income which is generally comprised of changes in the fair value of available-for-sale marketable securities, foreign currency translation adjustments and adjustments to recognize additional minimum pension liabilities. The Company had no accumulated other comprehensive income at December 31, 1997, and no other comprehensive income for the six months ended June 30, 1998 and 1997.

2. MERGER PLANS

   On June 24, 1998, the Company entered into a definitive agreement to merge with Garnet Resources Corporation ("Garnet"), a publicly traded international oil and gas exploration and production company. Garnet, through its 99.24%- owned subsidiary, Argosy Energy International ("Argosy"), is the co-owner (55%) and operator of the Colombian joint operations in which the Company has the remaining working interest (45%). Garnet also holds a carried working interest in an oil and gas Production Prospecting License in Papua New Guinea.

   The proposed arrangements include Aviva refinancing Argosy's outstanding debt to Chase Bank of Texas (approximately $6 million, net, at June 30, 1998) which is guaranteed by the U.S. Overseas Private Investment Corporation ("OPIC"), issuing approximately 1.1 million and 12.9 million new Aviva common shares to Garnet shareholders and Garnet debenture holders, respectively, and canceling Garnet's $15 million of 9.5% subordinated debentures due December 21, 1998.

   The merger will be accounted for as a "purchase" of Garnet for financial accounting purposes. Accordingly, Aviva will be the surviving entity following the merger, which remains subject to various contingencies including approvals by ING (U.S.) Capital Corporation ("ING Capital"), OPIC, and shareholders of Aviva and Garnet. The proposed merger is also subject to execution and delivery of agreements for the proposed credit facility discussed in Note 6.

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (CONTINUED)

3.  PROPERTY AND EQUIPMENT

    Internal general and administrative costs directly associated with oil and gas property acquisition, exploration and development activities have been capitalized in accordance with the accounting policies of the Company. Such costs totaled $19,000 for the six months ended June 30, 1998 and $70,000 for the six months ended June 30, 1997.

    Unevaluated oil and gas properties totaling $282,000 and $251,000 at June 30, 1998 and December 31, 1997, respectively, have been excluded from costs subject to depletion. The Company capitalized interest costs of $12,000 and $45,000 for the six-month periods ended June 30, 1998 and 1997, respectively, on these properties.

    The following table summarizes the write-down of the carrying amounts of the Company's oil and gas properties as a result of ceiling limitations on capitalized costs:


                                    Three Months Ended        Six Months Ended
                                         June 30,                 June 30,
                                       (thousands)              (thousands)
                                    1998         1997         1998        1997
                                   ------      -------       ------     -------
               Colombia            $1,053      $11,413       $3,355     $11,413
               United States          908            -        1,370       1,986
                                   ------      -------       ------     -------
                                   $1,961      $11,413       $4,725     $13,399
                                   ======      =======       ======     =======

    The 1998 write-downs were primarily due to lower oil and gas prices. A future decrease in the prices the Company receives for its oil and gas production or downward reserve adjustments could result in a further ceiling test write-down that is significant to the Company's operating results.

4.  LONG TERM DEBT

    On August 6, 1993, the Company entered into a credit agreement with ING Capital, secured by a mortgage on substantially all U.S. oil and gas assets, a pledge of Colombian assets and the stock of three subsidiaries, pursuant to which ING Capital agreed to loan to the Company up to $25 million, subject to an annually redetermined borrowing base which is predicated on the Company's U.S. and Colombian reserves. As of December 31, 1997, the borrowing base permitted, and the outstanding loan balance was, $7,690,000. The outstanding loan balance has been subject to interest at the prime rate, as defined (8.5% at June 30, 1998) plus 1% or, at the option of the Company, a fixed rate, based on the London Interbank Offered Rate, for a portion or portions of the outstanding debt from time to time. The terms of the loan, among other things, prohibit the Company from merging with another company or paying dividends, limit additional indebtedness, general and administrative expense, sales of assets and investments and require the maintenance of certain minimum financial ratios.

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

    As of June 30, 1998, the borrowing base permitted, and the outstanding loan balance was, $7,440,000, but the Company was not in compliance with the above-referenced tangible net worth covenant. Accordingly, on August 6, 1998, the Company entered into an agreement with ING Capital to further amend the credit facility in order to: (i) waive the Company's non-compliance with the tangible net worth covenant through July 1, 1999; (ii) require the Company to consummate the merger with Garnet on or before October 31, 1998; and (iii) provide to the Company a cash advance of $760,000 in order to supplement the Company's existing working capital. As compensation for making the new advance and entering into the new agreement, the Company will issue to ING Capital 400,000 new shares of the Company's common stock.

5.  INTEREST AND OTHER INCOME (EXPENSE)

    A summary of interest and other income (expense) follows:

                                           Three Months Ended           Six Months Ended
                                                June 30,                    June 30,
                                               (thousands)                (thousands)
                                            1998        1997            1998         1997
                                           ------      ------          ------       ------
     Gain on settlement of litigation       $   -       $   -           $ 720        $   -
     Interest income                           20          39              45           82
     Foreign currency exchange loss             -          (8)             (2)         (29)
     Gain (loss) on sale of assets, net         -           -               -          (13)
     Other, net                                 6          36               8           51
                                           ------      ------          ------       ------
                                           $   26      $   67          $  771       $   91
                                           ======      ======          ======       ======

    In January 1998, the Company realized a $720,000 gain on the settlement of litigation involving the administration of a take or pay contract settlement.

6.  COMMITMENTS AND CONTINGENCIES

    In the U.S., the Company is currently committed to the drilling of a saltwater disposal well at its Breton Sound 31 field facilities in order to comply with a state-wide prohibition against discharges of produced water to coastal waters offshore Louisiana. The cost to drill and equip such a well is estimated at $0.3 million, net to the Company's interest. Pursuant to a revised produced water termination schedule approved by the Louisiana Department of Environmental Quality, the Company has until September 1, 1998, to cease discharges of produced water. If the Company is unable to complete the project and reinject the produced water by September 1, 1998, the Company will be required to curtail or even cease production from its Breton Sound leases. Additionally, the Company has recently completed upgrades to certain equipment at its

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (CONTINUED)


    Main Pass 41 field facilities, the remaining cost of which is expected to aggregate $0.2 million, net to the Company's interest.

    The Company, along with Argosy (referred to collectively as the "Co-owners"), is also engaged in ongoing operations on the Santana concession in Colombia. The contract obligations of the Santana concession have been met. The Co-owners may, however, initiate the recompletion of certain existing wells and various miscellaneous projects. The Company's share of the estimated future costs of these activities is approximately $0.3 million at June 30, 1998. Depending on the results of future exploration and development activities, substantial expenditures that have not been anticipated may be required. Failure by the Company to fund certain of these capital expenditures could, under either the concession agreement or joint operating agreement with Argosy, or both, result in the forfeiture of all or part of the Company's interest in this concession.

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

    As discussed in Note 2, the Company has entered into a definitive agreement to merge with Garnet. Pursuant to the merger plan, Garnet's $15 million of subordinated debentures will be canceled and Argosy's bank debt, along with Aviva's existing bank debt, will be refinanced through a proposed $15 million credit facility that the Company has requested ING Capital to provide to the Company. In addition to refinancing the existing bank debt of Argosy and Aviva, this proposed new credit facility is expected to supplement the Company's working capital and, to the extent not funded by cash flow from operations, fund the Company's remaining estimated capital expenditures for 1998.

    Management of the Company is currently finalizing efforts to effectuate the merger, which efforts now require only execution and delivery of the proposed new credit facility with ING Capital. Additionally approval by the shareholders of Aviva and Garnet is required to consummate the merger. A Joint Proxy Statement will be provided to Shareholders for their review and voting at Shareholder Meetings expected to be held in late September.

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (CONTINUED)

    While management believes that the merger will be consummated substantially as planned, there can be no assurance that this will be the case. If the Company is unable to consummate the merger, then, in the absence of another business transaction or debt restructuring, Garnet may seek bankruptcy protection or other alternatives, any of which may have a material adverse effect on Aviva's consolidated financial condition. As indicated above, if Argosy cannot fund its obligations, the Company may be required to accept an assignment of Argosy's interest therein and assume those funding obligations. Aviva itself has experienced significant losses which have resulted in recurring noncompliance with the minimum consolidated tangible net worth covenant and its debt repayment schedule under its credit agreement with ING Capital. Moreover, failure to consummate the merger with Garnet on or before October 31, 1998, would be an event of default under the recently amended credit agreement (see note 4). Without the Garnet merger and the proposed new credit facility, management's current cash flow analysis does not indicate that the Company would be able to make the October 1, 1999 scheduled debt repayment under the existing ING Capital Credit Agreement. In the past, ING Capital has amended or waived compliance with these covenants when the Company has been unable to comply with them. There can be no assurance, however, that ING Capital will continue to make similar concessions in the future.

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

7.  SUBSEQUENT EVENT

    On August 3, 1998, leftist Colombian guerrillas launched a wave of bombing attacks across Colombia. These attacks coincide with the change of Colombian presidents and could be a show of force prior to the beginning of formal peace negotiations with the new president.

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (CONTINUED)

    As a result of one such attack, the Company's oil processing and storage facilities at the Mary field were damaged, along with minor damage incurred at the Linda facilities. While it is still too early to accurately assess the cost of repairs, the Company does not believe that the property damage will exceed insurance limits.

    As of August 7, 1998, the Company's Colombian oil production has been suspended for approximately five days. The Company estimates that production from the Linda and Toroyaco fields will resume within two to three days. Production from the Mary and Miraflor fields, however, may be suspended or significantly curtailed for at least a few weeks, and possibly longer depending on the extent of the damage.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
OF OPERATIONS.
-------------

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997
-----------------------------------------------------------------------------


                                United States          Colombia
                               Oil        Gas        Oil       Total
                            --------   --------   --------   --------
       (Thousands)

       Revenue - 1997          $ 376       $174     $1,789     $2,339

       Volume variance          (111)       (80)      (754)      (945)

       Price variance            (87)       (18)      (372)      (477)

       Other                       -         (3)         -         (3)
                            --------   --------   --------   --------

       Revenue - 1998       $    178   $     73   $    663   $    914
                            ========   ========   ========   ========

Colombian oil volumes were 62,000 barrels in the second quarter of 1998, a decrease of 46,000 barrels as compared to the second quarter of 1997. Such decrease is due to a 51,000 barrel decrease resulting from production declines, partially offset by a 5,000 barrel increase resulting from the completion of a development well in June 1997.

U.S. oil volumes were 15,000 barrels in 1998, down approximately 6,000 barrels from 1997. Of such decrease, approximately 2,000 barrels was due to the Company's Main Pass 41 field being shut-in for approximately 22 days during the second quarter of 1998 due to equipment failures and 4,000 barrels resulted from normal production declines. U.S. gas volumes before gas balancing adjustments were 22,000 thousand cubic feet (MCF) in 1998, down 43,000 MCF from 1997. Of such decrease, approximately 14,000 MCF was due to the aforementioned shut-in of the Main Pass 41 field and 13,000 MCF was due to the suspension of production of one of the wells at Main Pass 41 beginning in the first quarter of 1998. The remaining 16,000 MCF was due to normal production declines.

The above-referenced equipment failures at the Company's Main Pass 41 field necessitated upgrading and additional modification of production and water treatment facilities. As of August 7, 1998, this field had been shut-in an additional 23 days since July 1, 1998, in order to complete the project.

Colombian oil prices averaged $10.61 per barrel during the second quarter of 1998. The average price for the same period of 1997 was $16.56 per barrel. The Company's average U.S. oil price decreased to $12.25 per barrel in 1998, down from $18.24 per barrel in 1997. In 1998 prices have been lower than in the second quarter of 1997 due to a dramatic decrease in world oil prices. U.S. gas prices averaged $1.93 per MCF in 1998 compared to $1.97 per MCF in 1997.

In addition to the above-mentioned variances, U.S. gas revenue decreased approximately $3,000 as a result of gas balancing adjustments.

Operating costs decreased approximately 35%, or $380,000, primarily due to lower operating costs in Colombia. Such decreases have resulted mainly from the elimination of the production tax on the majority of the Company's Colombian production and lower pipeline tariffs resulting from lower volumes.

Depreciation, depletion and amortization decreased by 66%, or $987,000, primarily due to a decrease in costs subject to amortization resulting from property write-downs and lower levels of production.

The Company recorded write-downs of $1,053,000 and $908,000 to the carrying amounts of its Colombian and U.S. oil and gas properties, respectively, as a result of ceiling test limitations on capitalized costs at June 30, 1998.

General and administrative ("G & A") expenses declined $102,000 during the second quarter of 1998 mainly due to a $72,000 decrease in legal and consulting fees and a $53,000 reduction in payroll. These savings were partially offset by lower amounts of capitalized G & A.

Income taxes were $616,000 higher in 1998 principally as a result of Colombian deferred tax benefits recorded in the second quarter of 1997. Such deferred tax benefits in 1997 resulted from the write-down of the carrying amount of the Company's Colombian oil properties.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997
-------------------------------------------------------------------------



                                  United States        Colombia
                                   Oil     Gas       Oil      Total
                                  -----   -----    -------   -------
       (Thousands)

       Revenue - 1997             $ 835   $ 420    $ 4,298   $ 5,553

       Volume variance             (294)   (243)    (1,736)   (2,273)

       Price variance              (189)    (42)      (972)   (1,203)

       Other                          -     (17)         -       (17)
                                  -----   -----    -------   -------

       Revenue - 1998             $ 352   $ 118    $ 1,590   $ 2,060
                                  =====   =====    =======   =======


Colombian oil volumes were 138,000 barrels in the first half of 1998, a decrease of 93,000 barrels as compared to the first half of 1997. Such decrease is due to a 106,000 barrel decrease resulting from production declines, partially offset by a 13,000 barrel increase resulting from the completion of a development well in June 1997.

U.S. oil volumes were 27,000 barrels in 1998, down approximately 15,000 barrels from 1997. Of such decrease, approximately 7,000 barrels was due to the Company's Main Pass 41 field being shut-in for approximately 85 days during the first half of 1998 due to equipment failures and 8,000 barrels resulted from normal production declines. U.S. gas volumes before gas balancing adjustments were 36,000 MCF in 1998, down 103,000 MCF from 1997. Of such decrease, approximately 54,000 MCF was due to the aforementioned shut-in of the Main Pass 41 field and 25,000 MCF was due to the suspension of production of one of the wells at Main Pass 41 beginning in the first quarter of 1998. The remaining 24,000 MCF was due to production declines.

The above-referenced equipment failures at the Company's Main Pass 41 field necessitated upgrading and additional modification of production and water treatment facilities. As of August 7, 1998, this field had been shut-in an additional 23 days since July 1, 1998, in order to complete the project.

Colombian oil prices averaged $11.53 per barrel during the first half of 1998. The average price for the same period of 1997 was $18.58 per barrel. The Company's average U.S. oil price decreased to $13.00 per barrel in 1998, down from $19.97 per barrel in 1997. In 1998 prices have been lower than in the first half of 1997 due to a dramatic decrease in world oil prices. U.S. gas prices averaged $2.10 per MCF in 1998 compared to $2.23 per MCF in 1997.

In addition to the above-mentioned variances, U.S. gas revenue decreased approximately $17,000 as a result of gas balancing adjustments.

Operating costs decreased approximately 31%, or $683,000, primarily due to lower operating costs in Colombia. Such decreases have resulted mainly from the elimination of the production tax on the majority of the Company's Colombian production and lower pipeline tariffs resulting from lower volumes.

Depreciation, depletion and amortization decreased by 64%, or $2,111,000, primarily due to a decrease in costs subject to amortization resulting from property write-downs and lower levels of production.

The Company recorded write-downs of $3,355,000 and $1,370,000 to the carrying amounts of its Colombian and U.S. oil and gas properties, respectively, as a result of ceiling test limitations on capitalized costs during 1998.

G & A expenses declined $92,000 mainly due to a $73,000 decrease in legal and consulting fees and an $86,000 reduction in payroll. These savings were partially offset by lower amounts of capitalized G & A.

Interest and other income increased during the first half of 1998 as the Company realized a $720,000 gain on the settlement of litigation involving the administration of a take or pay contract settlement.

Income taxes were $448,000 higher in 1998 principally as a result of Colombian deferred tax benefits recorded in the second quarter of 1997. Such deferred tax benefits in 1997 resulted from the write-down of the carrying amount of the Company's Colombian oil properties.

YEAR 2000
---------

Based on a preliminary study, the Company expects to spend an aggregate of approximately $100,000 in 1998 and 1999 to modify its computer information systems enabling proper processing of transactions relating to the year 2000 and beyond. The Company continues to evaluate appropriate courses of corrective action, including replacement of certain systems whose associated costs would be recorded as assets and amortized. Accordingly, the Company does not expect that amounts required to be expensed over the next two years will have a material effect on its financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Since December 31, 1997, costs incurred in oil and gas property acquisition, exploration and development activities by the Company totaled $411,000. Of such amount, $242,000 was incurred in Colombia and $169,000 was incurred in the U.S. These activities were funded primarily by cash provided by operating activities.

In the U.S., the Company is currently committed to the drilling of a saltwater disposal well at its Breton Sound 31 field facilities in order to comply with a state-wide prohibition against discharges of produced water to coastal waters offshore Louisiana. The cost to drill and equip such a well is estimated at $0.3 million, net to the Company's interest. Pursuant to a revised produced water termination schedule approved by the Louisiana Department of Environmental Quality, the Company has until September 1, 1998, to cease discharges of produced water. If the Company is unable to complete the project and reinject the produced water by September 1, 1998, the Company will be required to curtail or even cease production from its Breton Sound leases. Additionally, the Company has recently completed upgrades to certain equipment at its Main Pass 41 field facilities, the remaining cost of which is expected to aggregate $0.2 million, net to the Company's interest.

The Company, along with Argosy (referred to collectively as the "Co-owners"), is also engaged in ongoing operations on the Santana concession in Colombia. The contract obligations of the Santana concession have been met. The Co-owners may, however, initiate the recompletion of certain existing wells and various miscellaneous projects. The Company's share of the estimated future costs of these development activities is approximately $0.3 million at June 30, 1998. Depending on the results of future exploration and development activities, substantial expenditures that have not been anticipated may be required.
Failure by the Company to fund certain of these capital expenditures could, under either the concession agreement or joint operating agreement with Argosy, or both, result in the forfeiture of all or part of the Company's interest in this concession.

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

As discussed in Note 2 of the condensed consolidated financial statements, the Company has entered into a definitive agreement to merge with Garnet. Pursuant to the merger plan, Garnet's $15 million of subordinated debentures will be canceled and Argosy's bank debt, along with Aviva's existing bank debt, will be refinanced through a proposed $15 million credit facility that the Company has requested ING Capital to provide to the Company. In addition to refinancing the existing bank debt of Argosy and Aviva, this proposed new credit facility is expected to supplement the Company's working capital and, to the extent not funded by cash flow from operations, fund the Company's remaining estimated capital expenditures for 1998.

Management of the Company is currently finalizing efforts to effectuate the merger, which efforts now require only execution and delivery of the proposed new credit facility with ING Capital. Additionally, approval by the shareholders of Aviva and Garnet is required to consummate the merger. A Joint Proxy Statement will be provided to Shareholders for their review and voting at Shareholder Meetings expected to be held in late September.

While management believes that the merger will be consummated substantially as planned, there can be no assurance that this will be the case. If the Company is unable to consummate the merger, then, in the absence of another business transaction or debt restructuring, Garnet may seek bankruptcy protection or other alternatives, any of which may have a material adverse effect on Aviva's consolidated financial condition. As indicated above, if Argosy cannot fund its obligations, the Company may be required to accept an assignment of Argosy's interest therein and assume those funding obligations. Aviva itself has experienced significant losses which have resulted in recurring noncompliance with the minimum consolidated tangible net worth covenant and its debt repayment schedule under its credit agreement with ING Capital. Moreover, failure to consummate the merger with Garnet on or before October 31, 1998, would be an event of default under the recently amended credit agreement (see note 4). Without the Garnet merger and the proposed new credit facility, management's current cash flow analysis does not indicate that the Company would be able to make the October 1, 1999 scheduled debt repayment under the existing ING Capital Credit Agreement. In the past, ING Capital has amended or waived compliance with these covenants when the Company has been unable to comply with them.
There can be no assurance, however, that ING Capital will continue to make similar concessions in the future.

On August 3, 1998, leftist Colombian guerrillas inflicted damage on the Company's oil processing and storage facilities at the Mary field, and to a lesser extent, at the Linda facilities. While it is still too early to accurately assess the cost of repairs, the Company does not believe that the property damage will exceed insurance limits. As more fully discussed in Note 7 of the condensed consolidated financial statements, the Company's Colombian production has been temporarily suspended.

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

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

The Company is assessing the reporting and disclosure requirements of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This statement requires a public business enterprise to report financial and descriptive information about its reportable operating segments. The statement is effective for financial statements for periods beginning after December 15, 1997, but is not required for interim financial statements in the initial year of its application. The Company will adopt the provisions of SFAS No. 131 in its December 31, 1998 consolidated financial statements.

The Company is also assessing the reporting and disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and hedging activities. The statement is effective for financial statements for fiscal years beginning after June 15, 1999. The Company believes SFAS No. 133 will not have a material impact on its financial statements or accounting policies. The Company will adopt the provisions of SFAS No. 133 in the first quarter of 2000.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

a) Exhibits
-----------

2.1 Agreement and Plan of Merger dated as of June 24, 1998, by and among Aviva Petroleum Inc., Aviva Merger Inc. and Garnet Resources Corporation (filed as exhibit 2.1 to the Registration Statement on Form S-4, File No. 333-58061, and incorporated herein by reference).

2.2 Debenture Purchase Agreement dated as of June 24, 1998, between Aviva Petroleum Inc. and the Holders of the Debentures named therein (filed as exhibit 2.2 to the Registration Statement on Form S-4, File No. 333-58061, and incorporated herein by reference).

10.1 Amendment to the ING Capital Credit Agreement dated August 6, 1998.

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

June 24, 1998       Submitted a copy of the Company's Press Release dated June
                    24, 1998, announcing the signing of the merger agreement between Aviva Petroleum Inc. and Garnet Resources
                    Corporation.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         AVIVA PETROLEUM INC.



Date:  August 11, 1998                   /s/ Ronald Suttill
                                         -------------------------------------
                                         Ronald Suttill
                                         President and Chief Executive Officer




                                         /s/  James L. Busby
                                         -------------------------------------
                                         James L. Busby
                                         Treasurer and Secretary
                                         (Chief Accounting Officer)

                               INDEX TO EXHIBITS


Exhibit
Number    Description of Exhibit
------    ----------------------

  *2.1 Agreement and Plan of Merger dated as of June 24, 1998, by and among Aviva Petroleum Inc., Aviva Merger Inc. and Garnet Resources Corporation (filed as exhibit 2.1 to the Registration Statement on Form S-4, File No. 333-58061, and incorporated herein by reference).

  *2.2 Debenture Purchase Agreement dated as of June 24, 1998, between Aviva Petroleum Inc. and the Holders of the Debentures named therein (filed as exhibit 2.2 to the Registration Statement on Form S-4, File No. 333-58061, and incorporated herein by reference).

**10.1    Amendment to the ING Capital Credit Agreement dated August 6, 1998.

**27.1    Financial Data Schedule.

---------------
    *  Previously Filed
   **  Filed Herewith