Form 10-Q
period 1998-09-30
AVIVA PETROLEUM INC /TX/
filed 1998-11-16
CIK 910659

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


 [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

           For the quarterly period ended      SEPTEMBER  30, 1998
                                           ----------------------------

                                      OR

 [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

               For the transition period from ____________ to ___________

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

Number of shares of Common Stock, no par value, outstanding at September 30, 1998, was 31,882,716 of which 10,336,835 shares of Common Stock were represented by Depositary Shares. Each Depositary Share represents five shares of Common Stock held by a Depositary.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET
                    (in thousands, except number of shares)
                                  (unaudited)

                                                                September 30,               December 31,
                                                                    1998                        1997
                                                                -------------               ------------
ASSETS

Current assets:
 Cash and cash equivalents                                       $        278               $        690
 Accounts receivable                                                    1,486                      1,803
 Inventories                                                              604                        602
 Prepaid expenses and other                                                30                        203
                                                                -------------               ------------
   Total current assets                                                 2,398                      3,298
                                                                -------------               ------------

Property and equipment, at cost (note 3):
 Oil and gas properties and equipment (full cost method)               61,069                     61,036
 Other                                                                    612                        606
                                                                -------------               ------------
                                                                       61,681                     61,642
   Less accumulated depreciation, depletion and amortization          (55,104)                   (49,873)
                                                                -------------               ------------
                                                                        6,577                     11,769
Other assets                                                            1,717                      1,378
                                                                -------------               ------------
                                                                $      10,692               $     16,445
                                                                =============               ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
 Current portion of long term debt (note 4)                     $       8,200               $        480
 Accounts payable                                                       3,283                      3,091
 Accrued liabilities                                                      275                        356
                                                                -------------               ------------
   Total current liabilities                                           11,758                      3,927
                                                                -------------               ------------

Long term debt, excluding current portion (note 4)                         --                      7,210
Gas balancing obligations and other                                     1,579                      1,560
Stockholders' equity (deficit):
 Common stock, no par value, authorized 348,500,000 shares;
   issued 31,882,716 shares                                             1,594                      1,574
 Additional paid-in capital                                            33,405                     33,376
 Accumulated deficit/*/                                               (37,644)                   (31,202)
                                                                -------------               ------------
   Total stockholders' equity (deficit)                                (2,645)                     3,748

Commitments and contingencies (note 6)
                                                                -------------               ------------
                                                                $      10,692               $     16,445
                                                                =============               ============

/*/ Accumulated deficit of $70,057 was eliminated at December 31, 1992 in connection with a quasi-reorganization.

See accompanying notes to condensed consolidated financial statements.

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
                 Condensed Consolidated Statement of Operations
                     (in thousands, except per share data)
                                  (unaudited)


                                                      Three Months Ended  Nine Months Ended
                                                        September 30,      September 30,

                                                        1998      1997      1998       1997
                                                     -------   -------   -------   --------

Oil and gas sales                                    $   518   $ 2,249   $ 2,578   $  7,802
                                                     -------   -------   -------   --------

Expense:
 Production                                              707     1,027     2,222      3,225
 Depreciation, depletion and amortization                239     1,370     1,413      4,655
 Write-down of oil and gas properties (note 3)             -         -     4,725     13,399
 General and administrative                              222       311       882      1,063
                                                     -------   -------   -------   --------

   Total expense                                       1,168     2,708     9,242     22,342
                                                     -------   -------   -------   --------

Other income (expense):
 Interest and other income (expense), net (note 5)       165       (53)      936         38
 Interest expense                                       (168)     (170)     (488)      (498)
                                                     -------   -------   -------   --------

   Total other income (expense):                          (3)     (223)      448       (460)
                                                     -------   -------   -------   --------

Loss before income taxes                                (653)     (682)   (6,216)   (15,000)

Income taxes (benefits)                                   60       124       226       (158)
                                                     -------   -------   -------   --------

     Net loss                                        $  (713)  $  (806)  $(6,442)  $(14,842)
                                                     =======   =======   =======   ========
Weighted average common shares outstanding --
 basic and diluted                                    31,726    31,483    31,565     31,483
                                                     =======   =======   =======   ========

Basic and diluted net loss per common share          $  (.02)  $  (.03)  $  (.20)  $   (.47)
                                                     =======   =======   =======   ========

See accompanying notes to condensed consolidated financial statements.

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
                Condensed Consolidated Statement of Cash Flows
                                (in thousands)
                                  (unaudited)


                                                            Nine Months Ended
                                                              September 30,

                                                              1998       1997
                                                          --------  ---------
Net loss                                                  $(6,442)  $(14,842)
Adjustments to reconcile net loss to net cash
 provided by operating activities:
 Depreciation, depletion and amortization                   1,413      4,655
 Write-down of oil and gas properties                       4,725     13,399
 Deferred foreign income tax benefits                           -       (692)
 Changes in working capital and other                         484     (1,291)
                                                          -------   --------

   Net cash provided by operating activities                  180      1,229
                                                          -------   --------

Cash flows from investing activities:
 Property and equipment expenditures                         (900)    (2,381)
 Proceeds from sale of assets                                   -         19
 Other                                                       (226)         -
                                                          -------   --------

   Net cash used in investing activities                   (1,126)    (2,362)
                                                          -------   --------

Cash flows from financing activities
 Proceeds from long term debt                                 760          -
 Principal payments on long term debt                        (250)      (225)
                                                          -------   --------

   Net cash provided by (used in) financing activities        510       (225)
                                                          -------   --------

Effect of exchange rate changes on cash and
 cash equivalents                                              24        (41)
                                                          -------   --------

Net decrease in cash and cash equivalents                    (412)    (1,399)
Cash and cash equivalents at beginning of the period          690      2,041
                                                          -------   --------

Cash and cash equivalents at end of the period            $   278   $    642
                                                          =======   ========

See accompanying notes to condensed consolidated financial statements.

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                    (in thousands, except number of shares)
                                  (unaudited)

                                        Common Stock
                                     ------------------
                                                         Additional                    Total
                                       Number             Paid-in    Accumulated    Stockholders'
                                     of Shares   Amount   Capital      Deficit     Equity (Deficit)
                                     ----------  ------  ----------  ------------  ----------------
Balances at December 31, 1997        31,482,716  $1,574  $   33,376  $   (31,202)   $        3,748
Issuance of common stock pursuant
  to amendment of credit
  agreement (note 4)                    400,000      20          29            -                49
Net loss                                      -       -           -       (6,442)           (6,442)
                                     ----------  ------  ----------  -----------    --------------

Balances at September 30, 1998       31,882,716  $1,594  $   33,405  $   (37,644)   $       (2,645)
                                     ==========  ======  ==========  ===========    ==============



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

    Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income in a full set of general-purpose financial statements. Comprehensive income includes net income and other comprehensive income which is generally comprised of changes in the fair value of available-for-sale marketable securities, foreign currency translation adjustments and adjustments to recognize additional minimum pension liabilities. The Company had no accumulated other comprehensive income at December 31, 1997, and no other comprehensive income for the nine months ended September 30, 1998 and 1997.

2.  MERGER

    On October 28, 1998, the Company completed the merger of Garnet Resources Corporation ("Garnet") with one of the Company's subsidiaries. As a result of the merger, the Company now owns over 99% of the Colombian joint operations. Additionally, the Company now holds a 4% working interest convertible to a 2% carried interest in an oil and gas Petroleum Prospecting License in Papua New Guinea.

    The merger arrangements included Aviva refinancing Garnet's 99.24% owned subsidiary's outstanding debt to Chase Bank of Texas, N.A. ("Chase") (approximately $6.3 million, at September 30, 1998) which is guaranteed by the U.S. Overseas Private Investment Corporation ("OPIC"), issuing approximately 1.1 million and 12.9 million new Aviva common shares to Garnet shareholders and Garnet debenture holders, respectively, and canceling Garnet's $15 million of 9.5% subordinated debentures due December 21, 1998. (See note 4 for further details.)

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (CONTINUED)

    The merger will be accounted for as a "purchase" of Garnet for financial accounting purposes with Aviva's subsidiary as the surviving entity. The purchase price of Garnet, approximately $10 million, consists of $2.3 million related to the issuance of 14,036,987 shares of Aviva's common stock at $0.167 per share and the assumption of approximately $6.3 million of debt and $1.2 million of other liabilities.

    The following sets forth selected consolidated financial information for the Company on a pro forma basis for the nine months ended September 30, 1997 and 1998 assuming the Garnet merger had occurred on January 1, 1997. The following selected pro forma combined financial information is based on the historical consolidated statements of operations of Aviva and Garnet as adjusted to give effect to the merger using the purchase method of accounting for business combinations. In addition, the following selected pro forma combined financial information gives effect to the purchase of Garnet debentures by Aviva pursuant to the Debenture Purchase Agreement, the borrowing by Aviva of $15 million pursuant to the Bank loans (as discussed in note 4) and the application of such funds to refinance Aviva's outstanding debt and the debt to Chase of a Garnet subsidiary (as discussed in note 4). The following selected pro forma combined financial information may not necessarily reflect the financial condition or results of operations of Aviva that would actually have resulted had the merger occurred as of the date and for the periods indicated or reflect the future results of operations of Aviva (in thousands, except per share amounts).

                                                     1997      1998
                                                     ----      ----

    Revenues                                       $ 15,100  $  4,981
                                                   ========  ========
    Net loss                                       $(28,254) $(13,472)
                                                   ========  ========
    Basic and diluted net loss per common share    $   (.60) $   (.29)
                                                   ========  ========

    The above pro forma net losses for the nine-month periods ended September 30, 1997 and 1998, include combined historical charges for ceiling write-downs of oil and gas producing properties of $27,616,000 and $9,853,000, respectively. Had the effects of the purchase allocation to oil and gas producing properties been considered in the application of the ceiling tests, the write-downs would have been approximately $-0- and $4,473,000, for the nine-month periods ended September 30, 1997 and 1998, respectively.

3.  PROPERTY AND EQUIPMENT

    Internal general and administrative costs directly associated with oil and gas property acquisition, exploration and development activities have been capitalized in accordance with the accounting policies of the Company. Such costs totaled $32,000 for the nine months ended September 30, 1998 and $94,000 for the nine months ended September 30, 1997.

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (CONTINUED)

   Unevaluated oil and gas properties totaling $323,000 and $251,000 at September 30, 1998 and December 31, 1997, respectively, have been excluded from costs subject to depletion. The Company capitalized interest costs of $9,000 and $55,000 for the nine-month periods ended September 30, 1998 and 1997, respectively, on these properties.

   The following table summarizes the write-down of the carrying amounts of the Company's oil and gas properties as a result of ceiling limitations on capitalized costs:

                                            Three Months Ended                  Nine Months Ended
                                               September 30,                      September 30,
                                               (thousands)                        (thousands)
                                               1998            1997             1998                 1997
                                -------------------  --------------  -----------------  -----------------
               Colombia         $                -   $            -  $           3,355  $         11,413
               United States                     -                -              1,370             1,986
                                ------------------   --------------  -----------------  ----------------
                                             $   -   $            -  $           4,725  $         13,399
                                ==================   ==============  =================  ================

   The 1998 write-downs were primarily due to lower oil and gas prices. A future decrease in the prices the Company receives for its oil and gas production or downward reserve adjustments could result in a further ceiling test write-down that is significant to the Company's operating results.

4. LONG TERM DEBT

   On August 6, 1993, the Company entered into a credit agreement with ING Capital, secured by a mortgage on substantially all U.S. oil and gas assets, a pledge of Colombian assets and the stock of three subsidiaries, pursuant to which ING Capital agreed to loan to the Company up to $25 million, subject to an annually redetermined borrowing base which was predicated on the Company's U.S. and Colombian reserves. As of December 31, 1997, the borrowing base permitted, and the outstanding loan balance was, $7,690,000. The outstanding loan balance has been subject to interest at the prime rate, as defined (8.25% at September 30, 1998) plus 1% or, at the option of the Company, a fixed rate, based on the London Interbank Offered Rate ("LIBOR") plus 2.75%, for a portion or portions of the outstanding debt from time to time.

   In February 1998, the Company entered into an agreement with ING Capital pursuant to which the outstanding loan balance was paid down to $7,440,000 from $7,690,000, the interest rate was increased to the prime rate, as defined, plus 1.5%, or at the option of the Company, a fixed rate based on LIBOR plus 3%, and the repayment schedule was amended to require monthly payments of 80% of defined monthly cash flows until October 1, 1999, at which time the remaining balance would be due and payable. Additionally, ING Capital reduced to $2 million the minimum amount of consolidated tangible net worth that the Company is required to maintain.

   As of June 30, 1998, the Company was not in compliance with the above-referenced tangible net worth covenant. Accordingly, on August 6, 1998, the Company entered into an agreement with ING Capital to further amend the credit facility in order to: (i) waive the Company's non-compliance with the tangible net worth covenant through July 1, 1999; (ii) require the Company to consummate the merger with Garnet on or before October 31, 1998; and (iii) provide to the Company a cash advance of $760,000 in order to supplement the Company's

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (CONTINUED)

  existing working capital. As compensation for making the new advance and entering into the new agreement, the Company issued to ING Capital 400,000 new shares of the Company's common stock.

  On October 28, 1998, concurrently with the consummation of the Garnet merger, Neo Energy, Inc., an indirect subsidiary of the Company, and the Company entered into a Restated Credit Agreement with ING Capital. ING Capital, Chase and OPIC also entered into a Joint Finance and Intercreditor Agreement (the "Intercreditor Agreement") with the Company. ING Capital agreed to loan Neo Energy, Inc. an additional $800,000, bringing the total outstanding balance due ING Capital to $9,000,000. The outstanding balance due to Chase was paid down to $6,000,000 from the $6,350,000 balance owed by Garnet prior to the merger. ING Capital and Chase will share on a 60/40 basis, respectively, all collateral.

  The ING Capital loan and the Chase loan (the "Bank Credit Facilities") are guaranteed by the Company and its material domestic subsidiaries. Both loans are also secured by the Company's consolidated interest in the Santana contract and related assets in Colombia, a first mortgage on the United States oil and gas properties of the Company and its subsidiaries, a lien on accounts receivable of the Company and its subsidiaries, and a pledge of the capital stock of the Company's subsidiaries. The Chase loan is unconditionally guaranteed by OPIC.

  Borrowings under the ING Capital loan bear interest at LIBOR plus 3.0% per annum. Borrowings under the Chase loan bear interest at the LIBOR rate plus 0.6% per annum. In addition, a guarantee fee of 2.4% per annum on the borrowings under the Chase loan guaranteed by OPIC will be payable to OPIC.

  Subsequent to consummation of the Garnet merger, Aviva issued to ING Capital 800,000 shares of Aviva Common Stock and warrants to purchase 1,500,000 shares of Aviva Common Stock at an exercise price of $0.50 per share in payment of financial advisory fees.

  Borrowings under the Bank Credit Facilities are payable as follows: $50,000 per month through March 1999, $5,700,000 in April 1999, and thereafter $281,250 per month until final maturity on December 31, 2001. The terms of the combined loans, among other things, prohibit the Company from merging with another company or paying dividends, limit additional indebtedness, general and administrative expense, sales of assets and investments and require the maintenance of certain minimum financial ratios. Additionally, on or after April 1, 1999, the Company is required to maintain a minimum of $2.5 million of consolidated tangible net worth. As of September 30, 1998, the Company would not be in compliance with this tangible net worth covenant. Moreover, there can be no assurance that the Company will be able to comply with such covenant at April 1, 1999. The Company has, therefore, classified all long-term debt as current in the September 30, 1998 consolidated balance sheet.

  The Company is also required to maintain an escrow account of $250,000 until March 31, 1999. On March 31, 1999 and thereafter, the escrow account must contain the total of the following for the next succeeding three-month period:
  (i) the amount of the minimum monthly principal payments (as defined in the loan documents), plus (ii) the interest payments due on the combined loans, plus (iii) the amount of all fees due under the loan documents and under the Intercreditor Agreement.

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (CONTINUED)


5. INTEREST AND OTHER INCOME (EXPENSE)

   A summary of interest and other income (expense) follows (in thousands):

                                                Three Months Ended        Nine Months Ended
                                                   September 30,             September 30,
                                                 1998        1997           1998      1997
                                                --------   --------       --------  --------
     Gain on settlement of litigation           $      -   $      -       $    720  $      -
     Interest income                                  21         35             66       117
     Foreign exchange gain (loss)                     26        (30)            24       (59)
     Gain (loss) on sale of assets, net                -          -              -       (13)
     Other, net                                      118        (58)           126        (7)
                                                --------   --------       --------  --------
                                                $    165   $    (53)      $    936  $     38
                                                ========   ========       ========  ========

   In January 1998, the Company realized a $720,000 gain on the settlement of litigation involving the administration of a take or pay contract settlement.

6. COMMITMENTS AND CONTINGENCIES

   The Company is engaged in ongoing operations on the Santana contract in Colombia. All Santana contract obligations have been met. The Company is, however, involved in various miscellaneous projects. As of September 30, 1998, the estimated future costs of these projects is approximately $0.9 million, including Garnet's share. Depending on the results of future exploration and development activities, substantial expenditures that have not been anticipated may be required. Failure by the Company to fund certain of these capital expenditures could, under the concession agreement, result in the forfeiture of all or part of the Company's interest in this concession.

   Following the merger with Garnet, the only debt service requirements of the combined company relates to $15 million of indebtedness incurred pursuant to the Bank Credit Facilities (see note 4). The terms of the Bank Credit Facilities require payments of principal of $50,000 per month through March 1999, $5,700,000 in April 1999, and thereafter $281,250 per month until final maturity at December 31, 2001. Borrowings under the ING Capital loan will bear interest at LIBOR plus 3.0% per annum. Borrowings under the Chase loan will bear interest at LIBOR plus 0.6% per annum. In addition, a guarantee fee of 2.4% per annum on the portion of the borrowings under the Chase loan guaranteed by OPIC will be payable to OPIC.

   Management has prepared an internal projection of the cash flow of the combined company that assumes (i) a continuation of the prices at which oil is being sold from its Colombian contract and the prices at which oil and gas are being sold from its United States offshore properties, (ii) a continuation of current interest rates and operating costs, (iii) production decline curves commensurate with those assumed by the independent engineers with respect to the oil and gas properties of the combined company, (iv) no other significant deviations from anticipated volumes of oil and gas production from its properties and (v) no significant interruptions in production of oil and gas from its properties. This cash flow projection indicates that the combined company would be able to meet its debt service obligations under the Bank

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (CONTINUED)

  Credit Facilities (as well as its other normal operating expenditures) by application of internally generated funds through March 1999. Management does not, however, project that, under such assumptions, the internal cash flow of the combined company will be sufficient to meet the principal payment due on April 1, 1999 under the Bank Credit Facilities. In the past, ING Capital has amended or waived compliance with certain covenants and scheduled payments when Aviva has been unable to comply with them. There can be no assurance, however, that it will continue to make similar concessions in the future. In such circumstances, it will be necessary for the combined company to raise additional capital through equity issues or by sales of assets to retire the debt. Based on the same assumptions used in connection with the internal projection of cash flow of the combined company and the further assumption that no reserves are added to those of the combined company, management has projected that the standardized measure of the discounted (at 10% per annum) net future cash flows applicable to proved oil and gas reserves of the combined company will be approximately $12.6 million at April 1, 1999. There can be no assurance that the combined company will be able, through sales of equity or assets, to raise capital necessary to meet its debt service requirements under the Bank Credit Facilities on April 1, 1999 or at any time thereafter.

  On August 3, 1998, leftist Colombian guerrillas inflicted damage on the Company's oil processing and storage facilities at the Mary field, and to a lesser extent, at the Linda facilities. The Colombian army guards the Company's operations, however, there can be no assurance that the Company's operations will not be the target of guerrilla attacks in the future. The Company estimates that the aggregate amount of damage resulting from the above referenced attack will approximate $2 million, including Garnet's share. The Company expects such damage will be substantially covered by insurance. There can be no assurance that such coverage will remain available or affordable.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

                                    United States      Colombia
                                    Oil       Gas         Oil       Total
                                 ---------  ---------  ---------  ---------
       (Thousands)

       Revenue - 1997            $     329  $     201  $   1,719  $   2,249

       Volume variance                (166)      (150)    (1,137)    (1,453)

       Price variance                  (59)        (8)      (190)      (257)

       Other                             -        (21)         -        (21)
                                 ---------  ---------  ---------  ---------

       Revenue - 1998            $     104  $      22  $     392  $     518
                                 =========  =========  =========  =========

Colombian oil volumes were 36,000 barrels in the third quarter of 1998, a decrease of 70,000 barrels as compared to the third quarter of 1997. Such decrease is due to a 47,000 barrel decrease resulting from production declines and a 23,000 barrel decrease due to lost production caused by guerrilla attacks in August that damaged oil processing and storage facilities and caused production from various wells to be shut-in for periods ranging from 6 to 57 days.

U.S. oil volumes were 9,000 barrels in 1998, down approximately 9,000 barrels from 1997. Of such decrease, approximately 3,000 barrels was due to the Company's Breton Sound 31 field being shut-in during the month of September due to the drilling and completion of a saltwater disposal well and adverse weather, approximately 5,000 barrels was due to the Company's Main Pass 41 field being shut-in for approximately 70 days during the third quarter of 1998 due to upgrading and modification of production and water treatment facilities and adverse weather, and 1,000 barrels resulted from normal production declines. U.S. gas volumes before gas balancing adjustments were 8,000 thousand cubic feet
(MCF) in 1998, down 57,000 MCF from 1997. Of such decrease, approximately 31,000 MCF was due to the aforementioned shut-in of the Main Pass 41 field and 13,000 MCF was due to the suspension of production of one of the wells at Main Pass 41 beginning in the first quarter of 1998. The remaining 13,000 MCF was due to normal production declines.

Colombian oil prices averaged $10.90 per barrel during the third quarter of 1998. The average price for the same period of 1997 was $16.19 per barrel. The Company's average U.S. oil price decreased to $11.45 per barrel in 1998, down from $18.02 per barrel in 1997. In 1998 prices have been lower than in the third quarter of 1997 due to a dramatic decrease in world oil prices. U.S. gas prices averaged $2.14 per MCF in 1998 compared to $2.24 per MCF in 1997.

In addition to the above-mentioned variances, U.S. gas revenue decreased approximately $21,000 as a result of gas balancing adjustments.

Operating costs decreased approximately 31%, or $320,000, primarily due to lower operating costs in Colombia. Such decreases have resulted mainly from the elimination of the production tax on the majority of the Company's Colombian production and lower pipeline tariffs resulting from lower volumes.

Depreciation, depletion and amortization ("D D & A") decreased by 83%, or $1,131,000, primarily due to a decrease in costs subject to amortization resulting from property write-downs and lower levels of production.

General and administrative ("G & A") expenses declined $89,000 during the third quarter of 1998 mainly due to a $28,000 decrease in legal fees and a $48,000 reduction in payroll. These savings were partially offset by lower amounts of capitalized G & A.

Income taxes were $64,000 lower in 1998 principally as a result of lower presumptive income taxes in Colombia.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

                                 United States    Colombia
                                  Oil      Gas       Oil      Total
                               ---------  ------  ---------  --------
       (Thousands)

       Revenue - 1997            $1,164   $ 621    $ 6,017   $ 7,802

       Volume variance             (464)   (396)    (2,919)   (3,779)

       Price variance              (245)    (46)    (1,117)   (1,408)

       Other                          -     (37)         -       (37)
                                 ------   -----    -------   -------

       Revenue - 1998            $  455   $ 142    $ 1,981   $ 2,578
                                 ======   =====    =======   =======

Colombian oil volumes were 174,000 barrels in the first nine months of 1998, a decrease of 164,000 barrels as compared to the first nine months of 1997. Such decrease is due to a 141,000 barrel decrease resulting from production declines and a 23,000 barrel decrease due to lost production caused by guerrilla attacks in August that damaged oil processing and storage facilities and caused production from various wells to be shut-in for periods ranging from 6 to 57 days.

U.S. oil volumes were 36,000 barrels in 1998, down approximately 24,000 barrels from 1997. Of such decrease, approximately 3,000 barrels was due to the Company's Breton Sound 31 field being shut-in during the month of September due to the drilling and completion of a saltwater disposal well and adverse weather, approximately 13,000 barrels was due to the Company's Main Pass 41 field being shut-in for approximately 155 days during the first nine months of 1998 due to upgrading and modification of production and water treatment facilities and adverse weather, and 8,000 barrels resulted from normal production declines. U.S. gas volumes before gas balancing adjustments were 44,000 MCF in 1998, down 161,000 MCF from 1997. Of such decrease, approximately 61,000 MCF was due to the aforementioned shut-in of the Main Pass 41 field and 38,000 MCF was due to the suspension of production of one of the wells at Main Pass 41 beginning in the first quarter of 1998. The remaining 62,000 MCF was due to production declines.

Colombian oil prices averaged $11.40 per barrel during the first nine months of 1998. The average price for the same period of 1997 was $17.83 per barrel. The Company's average U.S. oil price decreased to $12.61 per barrel in 1998, down from $19.38 per barrel in 1997. In 1998 prices have been lower than in the first nine months of 1997 due to a dramatic decrease in world oil prices. U.S. gas prices averaged $2.11 per MCF in 1998 compared to $2.24 per MCF in 1997.

In addition to the above-mentioned variances, U.S. gas revenue decreased approximately $37,000 as a result of gas balancing adjustments.

Operating costs decreased approximately 31%, or $1,003,000, primarily due to lower operating costs in Colombia. Such decreases have resulted mainly from the elimination of the production tax on the majority of the Company's Colombian production and lower pipeline tariffs resulting from lower volumes.

D D & A decreased by 70%, or $3,242,000, primarily due to a decrease in costs subject to amortization resulting from property write-downs and lower levels of production.

The Company recorded write-downs of $3,355,000 and $1,370,000 to the carrying amounts of its Colombian and U.S. oil and gas properties, respectively, as a result of ceiling test limitations on capitalized costs during 1998.

G & A expenses declined $181,000 mainly due to an $81,000 decrease in legal fees and a $137,000 reduction in payroll. These savings were partially offset by lower amounts of capitalized G & A.

Interest and other income increased during the first nine months of 1998 as the Company realized a $720,000 gain on the settlement of litigation involving the administration of a take or pay contract settlement.

Income taxes were $384,000 higher in 1998 principally as a result of Colombian deferred tax benefits recorded in the second quarter of 1997, partially offset by lower presumptive income taxes in 1998. The deferred tax benefits in 1997 resulted from the write-down of the carrying amount of the Company's Colombian oil properties.

YEAR 2000

The Year 2000 problem is the inability of a meaningful proportion of the world's computers, software applications and embedded semiconductor chips to cope with the change of the year from 1999 to 2000. This issue can be traced to the infancy of computing, when computer data and programs were designed to save memory space by truncating the date field to just six digits (two for the day,
two for the month and two for the year).   Such information applications
automatically assume that the two-digit year field represents a year within the 20th century. As a result of this, systems could fail to operate or fail to produce correct results.

The Year 2000 problem affects computers, software applications, and related equipment used, operated or maintained by the Company. Accordingly, the Company is currently assessing the potential impact of, and the costs of remediating, the Year 2000 problem for its internal systems and on facilities and equipment. The Company's business is substantially dependent upon the operations of computer systems, and as such, the Company has established a committee made up of leaders from the operational areas of the Company. The committee has the involvement of senior management and its objectives are high priority.

The Company is in the process of identifying the computers, software applications, and related equipment used in connection with its operations that must be modified, upgraded or replaced to minimize the possibility of a material disruption of its business. The Company has commenced the process of modifying, upgrading and replacing systems which have already been assessed as adversely affected by the Year 2000 problem, and expects to complete this process by the end of the third quarter of 1999.

In addition to computers and related systems, the operation of office equipment, such as fax machines, copiers, telephone switches, security systems and other common devices may be affected by the Year 2000 problem. The Company is currently assessing the potential effect of, and costs of remediating, the Year 2000 problem on its office systems and equipment. The Company has initiated communications with third party suppliers of computers, software, and other equipment used, operated or maintained by the Company to identify and, to the extent possible, to resolve issues involving the Year 2000 problem. However, the Company has limited or no control over the actions of these third party suppliers. Thus, while the company expects that it will be able to resolve any significant Year 2000 problems with these systems, there can be no assurance that these suppliers will resolve any or all Year 2000 problems with these systems before the occurrence of a material disruption to the business of the Company. Any failure of these third parties to timely resolve Year 2000 problems with their systems could have a material adverse effect on the Company's business, financial condition, and results of operations.

Because the Company's assessment is not complete, it is unable to accurately predict the total cost to the Company of completing any required modifications, upgrades, or replacements of its systems or equipment. The Company does not, however, believe that such total cost will exceed $0.2 million, including Garnet's share. The Company expects to identify and resolve all Year 2000 problems that could materially adversely affect its business operations. However, management believes that it is not possible to determine with complete certainty that all Year 2000 problems affecting the Company, its purchasers or its suppliers have been identified or corrected. The number of devices that could be affected and the interactions among these devices are simply too numerous. In addition, no one can accurately predict how many Year 2000 problem-related failures will occur or the severity, duration, or financial consequences of these perhaps inevitable failures. As a result, management expects that the Company will likely suffer the following consequences: (i) a significant number of operational inconveniences and inefficiencies for the Company, its purchasers and its suppliers will divert management's time and attention and financial and human resources from its ordinary business activities; (ii) a few serious system failures that will require significant effort by the Company, its purchasers or its suppliers to prevent or alleviate material business disruptions; (iii) several routine business disputes and claims due to Year 2000 problems that will be resolved in the ordinary course of business; and (iv) possible business disputes alleging that the Company failed to comply with the terms of its contracts or industry standards of performance, some of which could result in litigation.

The Company will develop contingency plans to be implemented if its efforts to identify and correct Year 2000 problems affecting its operational systems and equipment are not effective. The Company plans to complete its contingency plans by the end of the first quarter of 1999. Depending on the systems affected, any contingency plans developed by the Company, if implemented, could have a material adverse effect on the Company's financial condition and results of operations.

The discussion of the Company's efforts, and management's expectations, relating to Year 2000 compliance are forward-looking statements. The Company's ability to achieve Year 2000 compliance and the level of incremental costs associated therewith, could be adversely impacted by, among other things, the availability and cost of programming and testing resources, vendors' ability to modify proprietary software, and unanticipated problems identified in the ongoing compliance review.

LIQUIDITY AND CAPITAL RESOURCES

Since December 31, 1997, costs incurred in oil and gas property acquisition, exploration and development activities by the Company totaled $893,000. Of such amount, $297,000 was incurred in Colombia and $596,000 was incurred in the U.S. These activities were funded primarily by cash provided by financing and operating activities.

The Company is engaged in ongoing operations on the Santana contract in Colombia. All Santana contract obligations have been met. The Company is, however, involved in various miscellaneous projects. As of September 30, 1998, the estimated future costs of these projects is approximately $0.9 million, including Garnet's share. Depending on the results of future exploration and development activities, substantial expenditures that have not been anticipated may be required. Failure by the Company to fund certain of these capital expenditures could, under the concession agreement, result in the forfeiture of all or part of the Company's interest in this concession.

Following the merger with Garnet, the only debt service requirements of the combined company relates to $15 million of indebtedness incurred pursuant to the Bank Credit Facilities (see note 4). The terms of the Bank Credit Facilities require payments of principal of $50,000 per month through March 1999, $5,700,000 in April 1999, and thereafter $281,250 per month until final maturity at December 31, 2001. Borrowings under the ING Capital loan will bear interest at LIBOR plus 3.0% per annum. Borrowings under the Chase loan will bear interest at LIBOR plus 0.6% per annum. In addition, a guarantee fee of 2.4% per annum on the portion of the borrowings under the Chase loan guaranteed by OPIC will be payable to OPIC.

Management has prepared an internal projection of the cash flow of the combined company that assumes (i) a continuation of the prices at which oil is being sold from its Colombian association contract and the prices at which oil and gas are being sold from its United States offshore properties, (ii) a continuation of current interest rates and operating costs, (iii) production decline curves commensurate with those assumed by the independent engineers with respect to the oil and gas properties of the combined company, (iv) no other significant deviations from anticipated volumes of oil and gas production from its properties and (v) no significant interruptions in production of oil and gas from its properties. This cash flow projection indicates that the combined company would be able to meet its debt service obligations under the Bank Credit Facilities (as well as its other normal operating expenditures) by application of internally generated funds through March 1999. Management does not, however, project that, under such assumptions, the internal cash flow of the combined company will be sufficient to meet the principal payment due on April 1, 1999 under the Bank Credit Facilities. In the past, ING Capital has amended or waived compliance with certain covenants and scheduled payments when Aviva has been unable to comply with them. There can be no assurance, however, that it will continue to make similar concessions in the future. In such circumstances, it will be necessary for the combined company to raise additional capital through equity issues or by sales of assets to retire the debt. Based on the same assumptions used in connection with the internal projection of cash flow of the combined company and the further assumption that no reserves are added to those of the combined company, management has projected that the standardized measure of the discounted (at 10% per annum) net future cash flows applicable to proved oil and gas reserves of the combined company will be approximately $12.6 million at April 1, 1999. There can be no assurance that the combined company will be able, through sales of equity or assets, to raise capital necessary to meet its debt service requirements under the Bank Credit Facilities on April 1, 1999 or at any time thereafter.

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

10.1 Amendment to the ING Capital Credit Agreement dated August 6, 1998 (filed as exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1998, File No. 0-22258, and incorporated herein by reference).

10.2 Restated Credit Agreement dated as of October 28, 1998, between Neo Energy, Inc., Aviva Petroleum Inc. and ING (U.S.) Capital Corporation (filed as exhibit 99.1 to the Company's Form 8-K dated October 28, 1998, File No. 0-22258, and incorporated herein by reference).

10.3 Joint Finance and Intercreditor Agreement dated as of October 28, 1998, between Neo Energy, Inc., Aviva Petroleum Inc., ING (U.S.) Capital Corporation, Aviva America, Inc., Aviva Operating Company, Aviva Delaware Inc., Garnet Resources Corporation, Argosy Energy Incorporated, Argosy Energy International, Garnet PNG Corporation, the Overseas Private Investment Corporation, Chase Bank of Texas, N.A. and ING (U.S.) Capital Corporation as collateral agent for the creditors (filed as exhibit 99.2 to the Company's Form 8-K dated October 28, 1998, File No. 0-22258, and incorporated herein by reference).

27.1  Financial Data Schedule.

b) Reports on Form 8-K

The Company filed the following Current Reports on Form 8-K during and subsequent to the end of the third quarter:

Date of 8-K         Description of 8-K
-----------         ------------------

October 2, 1998     Submitted a description of the resignation of James E.
                    Tracey, a director of the Company, along with his resignation letter (including its antecedents).

October 28, 1998    Submitted a description of the merger with Garnet Resources
                    Corporation that was completed on October 28, 1998. Also submitted a summary of the new bank credit facilities signed on October 28, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         AVIVA PETROLEUM INC.



Date:  November 13, 1998                 /s/ Ronald Suttill
                                         ---------------------------------------
                                         Ronald Suttill
                                         President and Chief Executive Officer




                                         /s/  James L. Busby
                                         ---------------------------------------
                                         James L. Busby
                                         Treasurer and Secretary
                                         (Principal Financial and Accounting
                                         Officer)

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

 *10.1 Amendment to the ING Capital Credit Agreement dated August 6, 1998 (filed as exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1998, File No. 0-22258, and incorporated herein by reference).

 *10.2 Restated Credit Agreement dated as of October 28, 1998, between Neo Energy, Inc., Aviva Petroleum Inc. and ING (U.S.) Capital Corporation (filed as exhibit 99.1 to the Company's Form 8-K dated October 28, 1998, File No. 0-22258, and incorporated herein by reference).

 *10.3 Joint Finance and Intercreditor Agreement dated as of October 28, 1998, between Neo Energy, Inc., Aviva Petroleum Inc., ING (U.S.) Capital Corporation, Aviva America, Inc., Aviva Operating Company, Aviva Delaware Inc., Garnet Resources Corporation, Argosy Energy Incorporated, Argosy Energy International, Garnet PNG Corporation, the Overseas Private Investment Corporation, Chase Bank of Texas, N.A. and ING (U.S.) Capital Corporation as collateral agent for the creditors (filed as exhibit 99.2 to the Company's Form 8-K dated October 28, 1998, File No. 0-22258, and incorporated herein by reference).


**27.1    Financial Data Schedule.


----------------------
    *  Previously Filed
   **  Filed Herewith