Form 10-K405
period 1998-12-31
AVIVA PETROLEUM INC /TX/
filed 1999-03-30
CIK 910659

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

              For the fiscal year ended DECEMBER 31, 1998
                                        -----------------

                                       OR

[_]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                    For the transition period from________to________

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

                                           Names of each exchange
                                           ----------------------
       Title of each class                 on which registered
       -------------------                 -------------------
       Depositary Receipts,                American Stock Exchange*
       each representing five shares of
       Common Stock, without par value

          Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, without par value

*The American Stock Exchange has advised the Company that it will delist the Company's Depositary Shares, each of which represents five shares of Company Common Stock, effective as of April 9, 1999.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting and non-voting securities held by non-affiliates of the Registrant on February 26, 1999 was approximately $1,763,000. As of such date, the last sale price on the American Stock Exchange of a Depositary Share representing five shares of Common Stock, without par value ("Common Stock"), was U.S. $0.20, and the middle market price of Common Stock on the London Stock Exchange Limited was U.K. 5.5 pence.

As of February 26, 1999, 46,700,132 shares of Registrant's Common Stock were outstanding, of which 24,354,215 shares of Common Stock were represented by Depositary Shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

                        TABLE OF CONTENTS TO FORM 10-K

                                                                          Page
                                                                          ----
Part I
Important Information - Going Concern Risk............................     1
 Item 1.  Business
            General...................................................     1
            Garnet Merger.............................................     1
            Current Operations........................................     1
            Risks Associated with the Company's Business..............     2
            Products, Markets and Methods of Distribution.............     3
            Regulation................................................     4
            Competition...............................................     8
            Employees.................................................     8
 Item 2.  Properties
            Productive Wells and Drilling Activity....................     8
            Undeveloped Acreage.......................................     9
            Title to Properties.......................................     9
            Federal Leases............................................    10
            Reserves and Future Net Cash Flows........................    10
            Production, Sales Prices and Costs........................    10
            Significant Properties
               Colombia...............................................    11
               United States..........................................    12
               Papua New Guinea.......................................    13
 Item 3.  Legal Proceedings...........................................    14
 Item 4.  Submission of Matters to a Vote of Security Holders.........    14

Part II

 Item 5.  Market for Registrant's Common Equity and Related
           Stockholder Matters
            Price Range of Depositary Shares and Common Stock.........    15
            Dividend History and Restrictions.........................    16
 Item 6.  Selected Financial Data.....................................    17
 Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations
            Results of Operations.....................................    18
            Year 2000.................................................    20
            New Accounting Pronouncements.............................    21
            Liquidity and Capital Resources...........................    21
 Item 7A. Quantitative and Qualitative Disclosure about Market Risk...    23
 Item 8.  Financial Statements and Supplementary Data.................    23
 Item 9.  Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure...................................    23

Part III

 Item 10. Directors and Executive Officers of the Registrant
            Directors of the Company..................................    24
            Executive Officers of the Company.........................    24
            Meetings and Committees of the Board of Directors.........    25
            Compliance with Section 16(a) of the Securities Exchange
             Act of 1934..............................................    25
 Item 11. Executive Compensation
            Summary Compensation Table................................    26
            Directors' Fees...........................................    26
            Option Grants During 1998.................................    26
            Option Exercises During 1998 and Year End Option Values...    26

                                      (i)

                                                                         Page
                                                                         ----
            Compensation Committee Interlocks and Insider
            Participation in Compensation Decisions...................... 27
            Employment Contracts......................................... 27
            Compensation Committee Report on Executive Compensation...... 27
            Performance Graph............................................ 28
 Item 12. Security Ownership of Certain Beneficial Owners and Management
            Security Ownership of Certain Beneficial Owners.............. 29
            Security Ownership of Management............................. 30
 Item 13. Certain Relationships and Related Transactions................. 30

Part IV

 Item 14. Exhibits, Financial Statement Schedules and Reports on
          Form 8-K....................................................... 31

Signatures............................................................... 36

                                      (ii)

                                     PART I

                             IMPORTANT INFORMATION
                              GOING CONCERN RISK

  If the Company is unable to consummate the merger discussed herein, then, in the absence of another business transaction or debt restructuring, the Company cannot maintain compliance with or make principal payments required by its bank credit facilities and, accordingly, the lenders could declare a default, accelerate all amounts outstanding and attempt to realize upon the collateral securing the debt (which comprises substantially all the Company's assets). As a result of this uncertainty, management believes there is substantial doubt about the Company's ability to continue as a going concern. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and Note 2 of the Notes to Consolidated Financial Statements contained elsewhere herein.

ITEM 1. BUSINESS

General

  Aviva Petroleum Inc. (referred to collectively with its consolidated subsidiaries as the "Company"), a Texas corporation, through its subsidiaries, is engaged in the exploration for and production and development of oil and gas in Colombia, offshore in the United States, and in Papua New Guinea. The Company was incorporated in 1973 and the common stock, without par value ("Common Stock"), of the Company has been traded on the London Stock Exchange Limited (the "London Stock Exchange") since 1982. Depositary shares ("Depositary Shares"), each representing the beneficial ownership of five shares of Common Stock, have traded on the Primary List of the American Stock Exchange since May 31, 1995, and prior to that on the Emerging Company Marketplace of the American Stock Exchange since November 14, 1994. The Company's principal executive offices are located in Dallas, Texas, and the Company maintains a regional office in Bogota, Colombia.

Garnet Merger

  On October 28, 1998, the Company acquired Garnet Resources Corporation ("Garnet") in exchange for the issuance, in the aggregate, of approximately 14 million shares of the Company's common stock. Pursuant to the Agreement and Plan of Merger dated as of June 24, 1998, an indirect, wholly owned subsidiary of the Company was merged with and into Garnet. Garnet's $15 million of 9 1/2% Convertible Subordinated Debentures were acquired and canceled, and the outstanding bank debt of Garnet and the Company was refinanced under a new $15 million credit facility. As a result of the merger, the Company has been able to effect cost savings, particularly in Colombia where each company has an interest in the same properties.

Current Operations

  Colombia.  The Company is the owner of interests in, and is engaged in
  --------
exploration for, and development and production of oil from, two contracts granted by Empresa Colombiana de Petroleos, the Colombian national oil company ("Ecopetrol").

  The Company's Colombian activities have been carried out by the Company's wholly owned subsidiary, Neo Energy, Inc. ("Neo"), and Argosy Energy International ("Argosy"), which operates the Colombian properties and is a subsidiary of Garnet. Prior to December 31, 1998, Neo had a 45% interest and Argosy had the remaining 55% interest in the contracts. Effective December 31, 1998, the net assets of Neo were transferred into Argosy. Argosy is currently party to two contracts with Ecopetrol called Santana and Aporte Putumayo. Both contract areas are located in the Putumayo Basin of southwestern Colombia. The Company's exploration and development activities are currently concentrated in the Santana contract area.

  Twenty-one wells have been drilled on the Santana concession. Of thirteen exploratory wells, seven have been productive and six were dry holes. Of eight development wells, seven have been productive. Four fields have been discovered and have been declared commercial by Ecopetrol. Gross production from the Santana concession has totaled approximately 14.1 million barrels during the period from April 1992, when production commenced, through December 1998.

  The Aporte Putumayo block produced from 1976 until March 1995, when declining production caused the block to be unprofitable under the terms of the contract. Ecopetrol has accepted the Company's request for relinquishment, which is pending abandonment and restoration operations on certain old wells in the block.

  The contracts for the La Fragua concession, which adjoined Santana to the north, and the Yuruyaco concession, which adjoined Santana and La Fragua to the east, were approved by Ecopetrol in June 1992 and September 1995, respectively. The acquisition of all seismic data required under these contracts was completed. The Company determined, however, that further exploration on these concessions was not technically justified and the concessions were formally relinquished in December 1998.

  Each concession is governed by a separate contract with Ecopetrol. Generally, the contracts cover a 28-year period and require certain exploration expenditures in the early years of the contract and, in the later years of the contract, permit exploitation of reserves that have been found. All of the contracts provide that Ecopetrol shall receive, on behalf of the Colombian Ministry of Mines, royalty payments in the amount of 20% of the gross proceeds of the oil produced pursuant to the respective contract, less certain costs of transporting the oil to the point of sale. Under each of the contracts, application must be made to Ecopetrol for a declaration of commerciality for each discovery. If Ecopetrol declares the discovery commercial, it has the right to a 50% reversionary interest in the field and is required to pay 50% of all future costs. If, alternatively, Ecopetrol declines to declare the discovery commercial, Argosy has the right to proceed with development and production at its own expense until such time as it has recovered 200% of the costs incurred, at which time Ecopetrol is entitled to back in for a 50% working interest in the field without payment or reimbursement of any historical costs. Exploration costs (as defined in the concession agreements) incurred by Argosy prior to the declaration of commerciality are recovered by means of retention by Argosy of all of the non-royalty proceeds of production from each well until costs relating to that well are recovered.

  United States.  In the United States the Company, through its wholly owned
  -------------
subsidiary, Aviva America, Inc. ("AAI"), is engaged in the production of oil and gas attributable to its working interests in 17 wells located in the Gulf of Mexico offshore Louisiana, at Main Pass 41 and Breton Sound 31 fields. AAI is the operator of Breton Sound 31 field. Effective January 1, 1999, the Company relinquished operatorship of Main Pass 41 field. The Company acquired its interests in these fields through the acquisition of Charterhall Oil North America PLC in 1990.

  Papua New Guinea.  In Papua New Guinea the Company, through its wholly owned
  ----------------
subsidiary, Garnet PNG Corporation ("Garnet PNG"), is engaged in the exploration for oil and gas attributable to its 2% carried working interest in Petroleum Prospecting License No. 206 ("PPL-206"). The Company acquired Garnet PNG as part of the merger with Garnet. See "-- Garnet Merger."

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

  Colombia.  The Company has expended significant amounts of capital for the
  --------
acquisition, exploration and development of its Colombian properties and may expend additional capital for further exploration and development of such properties. Even if the results of such activities are favorable, further drilling at significant costs may be required to determine the extent of and to produce the recoverable reserves. Failure to fund certain capital expenditures could result in forfeiture of all or part of the Company's interests in the applicable property. For additional information on the Company's concession obligations, see "-- Current Operations," and regarding its cash requirements, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

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

  Exploration and development of the Company's Colombian properties are dependent upon obtaining appropriate governmental approvals and permits. See"-- Regulation." The Company's Colombian operations are also subject to price risk. See "-- Products, Markets and Methods of Distribution."

  There are logistical problems, costs and risks in conducting oil and gas activities in remote, rugged and primitive regions in Colombia. The Company's operations are also exposed to potentially detrimental activities by the leftist guerrillas who have operated within Colombia for many years. The guerrillas in the Putumayo area, where the Company's property is located, have as recently as August 3, 1998, significantly damaged the Company's assets. Although the Company's losses were substantially recovered through insurance, there can be no assurance that such coverage will remain available or affordable. The Colombian army guards the Company's operations, however, there can be no assurance that the Company's operations will not be the target of significant guerrilla attacks in the future.

  United States.  The Company's activities in the United States are subject to a
  -------------
variety of risks. The U.S. properties could, in certain circumstances, require expenditure of significant amounts of capital. Failure to fund its share of such costs could result in a diminution of value of, or under applicable operating agreements forfeiture of, the Company's interest. The Company's ability to fund such expenditures is also dependent upon the ability of the other working interest owners to fund their share of the costs. If such working interest owners fail to do so, the Company could be required to pay its proportionate share or forego further development of such properties. The Company's activities in the United States are subject to various environmental regulations and to price risk. See "-- Regulation" and "-- Products, Markets and Methods of Distribution."

  Information concerning the amounts of revenue, operating loss and identifiable assets attributable to each of the Company's geographic areas is set forth in
Note 13 of the Notes to Consolidated Financial Statements contained elsewhere herein.

Products, Markets and Methods of Distribution

  Colombia.    The Company's oil is sold pursuant to a sales contract with
  --------
Ecopetrol. The contract provides for cancellation by either party with notice. In the event of cancellation by Ecopetrol, the Company may export its oil
production.    Ecopetrol has historically purchased the Company's production, but there can be no assurance that it will continue to do so, nor can there be any assurance of ready markets for the Colombian production if Ecopetrol does not elect to purchase the production. The Company currently produces no natural gas in Colombia. See "Item 2. Properties."

  During each of the three years ended December 31, 1998, the Company received the majority of its revenue from Ecopetrol. Sales to Ecopetrol accounted for $2,632,000, or 79.0% of oil and gas revenue for 1998, $7,405,000, or 76.1% of oil and gas revenue for 1997 and $9,437,000, or 68.6% of oil and gas revenue for 1996, representing the Company's entire Colombian oil revenue. If Ecopetrol were to elect not to purchase the Company's Colombian oil production, the Company believes that other purchasers could be found for such production.

  United States.  The Company does not refine or otherwise process domestic
  -------------
crude oil and condensate production. The domestic oil and condensate it produces are sold to refineries and oil transmission companies at posted field prices in the area where production occurs. The Company does not have long term contracts with purchasers of its domestic oil and condensate production. The Company's domestic gas production is primarily sold under short-term arrangements at or close to spot prices. Some gas is committed to be processed through certain plants. The Company has not historically hedged any of its domestic production.

  During 1998, 1997 and 1996, the Company received more than 10% of its revenue from one domestic purchaser. Such revenue accounted for $479,000, or 14.4% of oil and gas revenue for 1998, $1,516,000, or 15.6% of oil and gas revenue for 1997 and $1,609,000, or 11.7% of oil and gas revenue for 1996. If this purchaser were to elect not to purchase the Company's oil and gas production, the Company believes that other purchasers could be found for such production.

  General.  Oil and gas are the Company's only products.  There is substantial
  -------
uncertainty as to the prices that the Company may receive for production from its existing oil and gas reserves or from oil and gas reserves, if any, which the Company may discover or purchase. It is possible that under market conditions prevailing in the future, the production and sale of oil or gas, if any, from the Company's properties in Papua New Guinea may not be commercially feasible. The availability of a ready market and the prices received for oil and gas produced depend upon numerous factors beyond the control of the Company including, without limitation, adequate transportation facilities (such as pipelines), marketing of competitive fuels, fluctuating market demand, governmental regulation and world political and economic developments. World oil and gas markets are highly volatile and shortage or surplus conditions substantially affect prices. As a result, there have been dramatic swings in both oil and gas prices in recent years. From time to time there may exist a surplus of oil or natural gas supplies, the effect of which may be to reduce the amount or price of hydrocarbons that the Company may produce and sell while such surplus exists.

Regulation

  Environmental Regulation.  The Company's operations are subject to foreign,
  ------------------------
federal, state, and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of a permit by operators before drilling commences; restrict the types, quantities, and concentration of various substances that can be released into the environment in connection with drilling and production activities; limit or prohibit drilling activities on certain lands lying within wilderness areas, wetlands, and other protected areas; require remedial measures to mitigate pollution from former operations, such as plugging and abandoning wells; and impose substantial liabilities for pollution resulting from the Company's operations. The regulatory burden on the oil and gas industry increases the cost of doing business and consequently affects its profitability. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent and costly waste handling, disposal, remedial, drilling, or operational requirements could have a material adverse impact on the operating costs of the Company, as well as significantly impair the Company's ability to compete with larger, more highly capitalized companies. Management believes that the Company is in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on the Company's operations, capital expenditures, and earnings. Management further believes, however, that risks of substantial costs and liabilities are inherent in oil and gas operations, and there can be no assurance that significant costs and liabilities, including administrative, civil and criminal penalties for violations of environmental laws and regulations, will not be incurred.

       Colombia.  Any significant exploration or development of the Company's
       --------
Colombian concessions, such as conducting a seismic program, the drilling of an exploratory or developmental well or the construction of a pipeline, requires environmental review and the advance issuance of environmental permits by the Colombian government. In 1993, Instituto de Recursos Naturales y Ambiente ("Inderena"), the Colombian federal environmental agency, began reviewing the environmental standards and permitting processes for the oil industry in general, and in 1994 a new Ministry of the Environment was organized. In connection with its review, Inderena requested that additional environmental studies be submitted for the Company's area of operations north of the Caqueta River. See "Item 2. Properties -- Significant Properties -- Colombia -- Santana Concession." As a result of the review and requests for additional environmental studies, the Company's operations north of the Caqueta River were suspended for a period of approximately 10 months pending review and approval of additional environmental studies submitted by the Company. Since the lifting of the above referenced suspension, the Company has received subsequent permits, without substantial delay. There can be, however, no assurance that the Company will not experience future delays in obtaining necessary environmental licenses. See also "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and "Item 2. Properties -- Significant Properties -- Colombia."

       United States.  The Company believes that its domestic operations are
       -------------
currently in substantial compliance with U.S. federal, state, and local environmental laws and regulations. Over the past year, the Company has incurred significant costs to make capital improvements, including the drilling and completion of a salt water injection well at Breton Sound 31 field and the upgrading and modification of production and water treatment facilities at Main Pass 41 field, to maintain compliance with these U.S. environmental laws or regulations. There can be no assurance that the Company will not expend additional significant amounts in the future to maintain such compliance.

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

  With amendments to OPA '90 signed into law by President Clinton on October 19, 1996, OPA '90 now requires owners and operators of offshore facilities that have a worst case oil spill of more than 1,000 barrels to demonstrate financial responsibility in amounts ranging from $10 million in specified state waters to $35 million in federal outer continental shelf waters, with higher amounts of up to $150 million in certain limited circumstances where the U.S. Minerals Management Service ("MMS") believes such a level is justified by the risks posed by the quantity or quality of oil that is handled by the facility. The Company's two U.S. properties, Main Pass Block 41 field, a federal lease on the outer continental shelf ("OCS") offshore Louisiana, and Breton Sound Block 31 field, on state leases offshore Louisiana, are subject to OPA '90 as amended.
On August 11, 1998, the MMS promulgated a final rule implementing these OPA '90 financial responsibility requirements. The Company believes that it currently has established adequate proof of financial responsibility for its offshore facilities. However, the Company cannot predict whether these financial responsibility requirements under the OPA '90 amendments or the final rule will result in the imposition of significant additional annual costs to the Company in the future or otherwise have a material adverse effect on the Company. The impact of financial responsibility requirements is not expected to be any more burdensome to the Company than it will be to other similarly or less capitalized owners or operators in the Gulf of Mexico.

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

  With respect to the Federal Water Pollution Control Act, the United States Environmental Protection Agency ("EPA") issued regulations prohibiting the discharge of produced water and produced sand derived from oil and gas operations in certain coastal areas (primarily state waters) of Louisiana and Texas, effective February 8, 1995. In connection with these regulations, however, the EPA also issued an administrative order that effectively delayed compliance with the no discharge requirement for produced water until January 1, 1997. Effective August 27, 1996, the Louisiana Department of Environmental Quality ("LDEQ") officially assumed responsibility for compliance and enforcement issues for produced water as they relate to the Company's Breton Sound Block 31 facilities with the EPA operating in an oversight capacity. In connection with the issuance of these regulations by the EPA, and following various extensions granted by the LDEQ, the Company drilled and completed a saltwater injection well at the Breton Sound Block 31 facilities in October 1998.

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

  Other Regulation - United States.  Domestic exploration for and production
  --------------------------------
and sale of oil and gas are extensively regulated at both the national and local levels. Legislation affecting the oil and gas industry is under constant review for amendment or expansion, frequently increasing the regulatory burden. Also, numerous departments and agencies, both federal and state, are authorized by statute to issue, and have issued, rules and regulations applicable to the oil and gas industry that are often difficult and costly to comply with and that may carry substantial penalties for failure to comply. The regulations also generally specify, among other things, the extent to which acreage may be acquired or relinquished, permits necessary for drilling of wells, spacing of wells, measures required for preventing waste of oil and gas resources and, in some cases, rates of production. The heavy and increasing regulatory burdens on the oil and gas industry increase the costs of doing business and, consequently, affect profitability.

  Historically, the transportation and sale for resale of natural gas in interstate commerce have been regulated pursuant to the Natural Gas Act of 1938 ("NGA"), the Natural Gas Policy Act of 1978 ("NGPA") and the regulations promulgated thereunder by the Federal Energy Regulatory Commission ("FERC"). In the past, the federal government has regulated the prices at which gas could be sold. In 1989, Congress enacted the Natural Gas Wellhead Decontrol Act, which removed all NGA and NGPA price and non-price controls affecting wellhead sales of natural gas effective January 1, 1993. Congress could, however, reenact price controls in the future.

  The Company's sales of natural gas are affected by the availability, terms and cost of transportation. The price and terms for access to pipeline transportation remain subject to extensive federal and state regulation.
Several major regulatory changes have been implemented by Congress and the FERC from 1985 to the present that affect the economics of natural gas production, transportation and sales. In addition, the FERC is continually proposing and implementing new rules and regulations affecting those segments of the natural gas industry, most notably interstate natural gas transmission companies, that remain subject to the FERC's jurisdiction. These initiatives may also affect the intrastate transportation of gas under certain circumstances. The stated purpose of many of these regulatory changes is to promote competition among the various sectors of the natural gas industry and these initiatives generally reflect more light-handed regulation of the natural gas industry. The ultimate impact of the complex rules and regulations issued by the FERC since 1985 cannot be predicted. In addition, many aspects of these regulatory developments have not become final but are still pending judicial and FERC final decisions.

  The Company cannot predict what further action the FERC will take on these matters. However, some of the FERC's more recent proposals may adversely affect the availability and reliability of interruptible transportation service on interstate pipelines. The Company does not believe that it will be affected by any action taken materially differently than other natural gas producers, gatherers and marketers with which it competes. The natural gas industry historically has been very heavily regulated; therefore, there is no assurance that the less stringent regulatory approach recently pursued by the FERC and Congress will continue.

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

  The MMS has issued a notice of proposed rulemaking in which it proposes to amend its regulations governing the calculation of royalties and the valuation of crude oil produced from federal leases. This proposed rule would modify the valuation procedures for both arm's length and non-arm's length crude oil transactions to decrease reliance on oil posted prices and assign a value to crude oil that better reflects its market value, establish a new MMS form for collecting differential data, and amend the valuation procedure for the sale of federal royalty oil. The Company cannot predict what action the MMS will take on this matter, nor can it predict how the Company will be affected by any change to this regulation. The MMS has recently approved its intention to issue a proposed rule that would require all but the smallest producers to be capable of reporting production information electronically.

  The MMS recently implemented a final rule that describes the types of transportation components that are deductible for calculating and reporting royalties, as well as various cost components associated with marketing functions that are not deductible. In particular, under the rule, the MMS will not allow deduction of costs associated with marketer fees, cash out and other gas pipeline imbalance penalties, or long-term storage fees. The Company cannot predict at this time how it might be affected by implementation of the new rule.

  Finally, the MMS is conducting an inquiry (not specifically directed at the Company) into certain contractual agreements from which producers on MMS leases have received settlement proceeds that are royalty bearing and the extent to which producers have paid the appropriate royalties on those proceeds. The Company believes that this inquiry will not have a material adverse impact on its financial condition, liquidity or results of operations.

  Sales of crude oil, condensate and gas liquids by the Company are not currently regulated and are made at market prices. Effective as of January 1, 1995, the FERC implemented regulations establishing an indexing system for transportation rates for oil that could increase the cost of transporting oil to the purchaser. The Company is not able to predict what effect, if any, this order will have on it, but other factors being equal, it may tend to increase transportation costs or reduce wellhead prices for crude oil.

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

  Other Regulations Papua New Guinea.  The Company's operations in Papua New
  ----------------------------------
Guinea are currently governed by the Department of Mining and Petroleum, which has jurisdiction over all petroleum exploration in that country. In the event the Company develops and operates a petroleum business in Papua New Guinea, the Company will be subject to regulation by the Investment Promotion Authority, which regulates almost all business operations with significant foreign equity or with foreign management control.

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

Employees

  As of December 31, 1998, Aviva had 65 full-time employees including 7 in the United States and 58 in Colombia.

ITEM 2. PROPERTIES

Productive Wells and Drilling Activity

  The following table summarizes the Company's developed acreage and productive wells at December 31, 1998. "Gross" refers to the total acres or wells in which the Company has a working interest, and "net" refers to gross acres or wells multiplied by the percentage working interest owned by the Company.

Developed Acreage (1)
                                   Gross    Net
                                   -----   -----
          United States            3,880   1,565
          Colombia(2)              3,706   1,296
                                   -----   -----
                                   7,586   2,861
                                   =====   =====

Productive Wells (3)
                                Oil             Gas
                           -------------   -------------

                           Gross    Net    Gross    Net
                           -----   -----   -----   -----

 United States (4)            10    5.29       7    2.87
 Colombia                     14    4.90       -       -
                              --   -----   -----   -----
                              24   10.19       7    2.87
                              ==   =====   =====   =====

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

                                           Net Wells Drilled
                                           -----------------

                                    Development                  Exploratory
                             -----------------------          ----------------

                              Productive        Dry           Productive   Dry
                             -----------        ----          ----------   ---

   1998      United States             -           -                   -     -
             Colombia                  -           -                   -     -
                             -----------        ----          ----------   ---
             Total                     -           -                   -     -
                             ===========        ====          ==========   ===

   1997      United States             -           -                   -     -
             Colombia                0.5           -                   -     -
                             -----------        ----          ----------   ---
             Total                   0.5           -                   -     -
                             ===========        ====          ==========   ===

   1996      United States           0.4           -                   -     -
             Colombia                0.3           -                   -   0.3
                             -----------        ----          ----------   ---
             Total                   0.7           -                   -   0.3
                             ===========        ====          ==========   ===

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

Undeveloped Acreage

  The Company's undeveloped acreage in Colombia is held pursuant to the Santana contract with the Colombian government. The Company relinquished all undeveloped acreage associated with the La Fragua and Yuruyaco contracts in December 1998. No further relinquishments are required for the Santana contract until the expiration of the contract in 2015. See "-- Significant Properties."

  The Company's undeveloped acreage in Papua New Guinea is held pursuant to PPL-
206.  See "-- Significant Properties."

  The Company does not have an undeveloped acreage position in the United States because of the costs of maintaining such a position. Oil and gas leases in the United States generally can be acquired by the Company for specific prospects on reasonable terms either directly or through farmout arrangements.

  The following table shows the undeveloped acreage held by the Company at December 31, 1998. Undeveloped acreage is acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether such acreage contains proved reserves.

                                              Undeveloped Acres
                                              ------------------
                                                Gross      Net
                                              ---------   ------

                        Colombia                 48,636   48,636
                        Papua New Guinea      1,228,187   24,564
                                              ---------   ------
                                              1,276,823   73,200
                                              =========   ======

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

  The Company will file with the Department of Energy (the "DOE") a statement with respect to the Company's estimate of proved oil and gas reserves as of December 31, 1998, that is not the same as that included in the estimate of proved oil and gas reserves as of December 31, 1998, as set forth in "Item 8. Financial Statements and Supplementary Data" elsewhere herein. The information filed with the DOE includes the estimated proved reserves of the properties of which the Company is the operator, whereas the estimated proved reserves contained in Item 8 hereof include only the Company's percentage share of the estimated proved reserves of all properties in which the Company has an interest.

Production, Sales Prices and Costs

  The following table summarizes the Company's oil production in thousands of barrels and natural gas production in millions of cubic feet for the years indicated:

                                              Year ended December 31,
                                              -----------------------
                                               1998    1997    1996
                                              ------  ------  -------

Oil (1)      United States                        44     76      94
             Colombia                            255    426     476

Gas          United States                        68    316   1,146
             Colombia                              -      -       -

(1)  Includes crude oil and condensate.

  The average sales price per barrel of oil and per thousand cubic feet ("MCF") of gas produced by the Company and the average production (lifting) cost per dollar of oil and gas revenue and per barrel of oil equivalent (6 MCF: 1 barrel) were as follows for the years indicated:

                                                              Year ended December 31, (1)
                                                              ---------------------------
                                                                1998     1997     1996
                                                               ------   ------   ------
Average sales price per barrel of oil (2)      United States   $12.03   $19.17   $20.68
                                               Colombia        $10.31   $17.39   $19.82

Average sales price per MCF of gas             United States   $ 2.42   $ 2.73   $ 2.07
                                               Colombia        $    -   $    -   $    -

Average production cost per dollar of
  oil and gas revenue                          United States   $ 1.80   $ 0.54   $ 0.45
                                               Colombia        $ 0.86   $ 0.40   $ 0.31

Average production cost per barrel of
  oil equivalent                               United States   $22.54   $ 9.81   $ 6.76
                                               Colombia        $ 8.88   $ 6.98   $ 6.11

(1)  All amounts are stated in United States dollars.
(2)  Includes crude oil and condensate.

Significant Properties

  Colombia.
  --------
  The Company's Colombian properties currently consist of two contracts, both of which are located in the Putumayo Basin in southwestern Colombia along the eastern front of the eastern cordillera of the Andes Mountains. The Company's interest in each of the contracts is subject to certain reversionary interests in favor of Ecopetrol as described below. Argosy, as operator of the properties, carries out the program of operations for the two concessions. The program is determined by Argosy and approved by Ecopetrol. The Santana contract, which now consists of approximately 52,000 acres and contains 14 producing wells, has been in effect since 1987 and is the focus of the Company's exploration and development activities.

  The Aporte Putumayo contract, which consists of approximately 77,000 acres and contains three shut-in wells, has been in effect since 1972. The Company has filed with Ecopetrol an application for formal relinquishment of the Aporte Putumayo contract. Such formal relinquishment is expected to occur during 1999.

  Production from the Santana concession is sold pursuant to a sales contract with Ecopetrol. The contract provides that 25% of the sales proceeds will be paid in Colombian pesos. As a result of certain currency restrictions, pesos resulting from these payments must generally remain in Colombia and are used by the Company to pay local expenses.

  The Company's pretax income from Colombian sources, as defined under Colombian law, is subject to Colombian income taxes at a statutory rate of 35%, although a "presumptive" minimum income tax based on net assets, as defined under Colombian law, may apply in years of little or no net income. The Company's income after Colombian income taxes is subject to a Colombian remittance tax that accrues at a rate of 7% (10% prior to 1998). Payment of the remittance tax may be deferred under certain circumstances if the Company reinvests such income in Colombia. See Note 9 of the Notes to Consolidated Financial Statements contained elsewhere herein.

  The Colombian government also imposed a production tax which was equal to 7% of the oil price in effect through December 1997. The production tax was, however, eliminated for 1998 and thereafter.

  Santana Contract.  The Santana block is held pursuant to a "risk-sharing"
  ----------------
contract for which Ecopetrol has the option to participate on the basis of a 30% working interest in exploration activities in the contract area. If a commercial field is discovered, Ecopetrol's working interest increases to 50% and the costs theretofore incurred and attributable to the 20% working interest differential will be recouped by the Company from Ecopetrol's share of production on a well by well basis. The risk-sharing contract provides that, when 7 million barrels of cumulative production from the concession have been attained, Ecopetrol's revenue interest and share of operating costs increases to 65% but it remains obligated for only 50% of capital expenditures. In June 1996, the 7 million barrel threshold was reached. At that time, Argosy and Neo's aggregate revenue interest in the contract declined from 40% to 28% and their share of operating expenses declined from 50% to 35%.

  The Santana concession is divided by the Caqueta River. Two fields located south of the river, the Toroyaco and Linda fields, were declared commercial by Ecopetrol and commenced production in 1992. There are currently four producing wells in the Toroyaco field and four producing wells in the Linda field. During 1995, a 3-D seismic survey covering the Toroyaco and Linda fields was completed. Based on this survey, one development well was drilled in each field during 1996
and one additional development well was drilled in the Linda field in 1997.   No
further drilling is anticipated for these fields.

  The Company constructed a 42-kilometer pipeline (the "Uchupayaco Pipeline") which was completed and commenced operations during 1994 to transport oil production from the Toroyaco and Linda fields to the Trans-Andean Pipeline owned by Ecopetrol, through which the Company's production is transported to the port of Tumaco on the Pacific coast of Colombia.

  Two additional fields, the Mary and Miraflor fields, were discovered north of the Caqueta River and were declared commercial by Ecopetrol during 1993. Except for oil produced during production tests of wells located in these fields, the production was shut-in until the first quarter of 1995 when construction of a pipeline was completed and commercial production began. Completion of this pipeline provided the Company with direct pipeline access from all of its fields to the Pacific coast port of Tumaco. There are currently four producing wells in the Mary field and one producing well in the Miraflor field. A 3-D seismic survey was completed over the Mary and Miraflor fields during early 1997. This survey confirms the presence of several prospects and leads previously identified from two-dimensional seismic data. The most promising prospect, Mary West, appears to be an extension of the Mary field. The drilling of an exploratory well on this prospect has been deferred pending environmental permits and appropriate financing. The survey also confirmed that additional development drilling is not required for the Miraflor field.

  The Company has fulfilled all the exploration obligations required by the Santana risk-sharing contract. The Company's current work program contemplates the recompletion of certain existing wells to increase production therefrom.

  The Santana contract has a term of 28 years and expires in 2015. In 1993, the Company relinquished 50% of the original Santana area in accordance with the terms of the contract. In July 1995, an additional 25% of the original contract area was relinquished. A final relinquishment was made in 1997 such that all remaining contract areas except for those areas within five kilometers of a commercial field were relinquished.

  Under the terms of a contract with Ecopetrol, all oil produced from the Santana contract area is sold to Ecopetrol. If Ecopetrol exports the oil, the price paid is the export price received by Ecopetrol, adjusted for quality differences, less a commercialization fee of $0.165 per barrel. If Ecopetrol does not export the oil, the price paid is based on the price received from Ecopetrol's Cartagena refinery, adjusted for quality differences, less Ecopetrol's cost to transport the crude to Cartagena and a commercialization fee of $0.165 per barrel. In 1998, Ecopetrol exported the crude each month and the sales price averaged $10.31 per barrel.

  Aporte Putumayo Contract.  The discoveries on the Aporte Putumayo contract
  ------------------------
were not declared commercial by Ecopetrol and the properties were operated by Argosy and Neo without participation by Ecopetrol. There are no remaining exploration obligations under this contract. Ecopetrol has accepted the Company's request for relinquishment, which is pending abandonment and restoration operations.

  United States.
  -------------
  The Company's oil and gas properties in the United States are located in the Gulf of Mexico offshore Louisiana at Main Pass 41 and Breton Sound 31 fields. The Breton Sound 31 field is operated by the Company. The Company relinquished operatorship of the Main Pass 41 field effective January 1, 1999.

  Main Pass Block 41 is a federal lease located approximately 25 miles east of Venice, Louisiana, in 50 feet of water. There are currently five productive wells in the field. The field's 1998 production averaged 30 barrels of oil per day and 119 MCF per day, net to the Company's interest, from six completions in four sands between 6,000 and 7,500 feet. The Company owns a 35% interest in this field.

  Breton Sound Block 31 is located 20 miles offshore Louisiana in 16 feet of water. The field is approximately 55 miles southeast of New Orleans on state leases. During 1998, six wells averaged 92 barrels of oil per day and 49 MCF of gas per day, net to the Company's interest, from three sands completed between 3,850 feet and 6,500 feet. The Company's interests in the leases comprising the field vary from 41% to 67%.

  The interpretation of 3-D seismic data in 1996 identified two deep and several shallow prospects in the Breton Sound Block 31 field. The Company is continuing its efforts to secure an industry partner to farm-in to the Company's acreage by drilling one or more exploratory wells that would test the deep prospects. As for the shallow prospects, the Company anticipates that it will drill at least one exploratory well, following consummation of the proposed merger with Sharpe Resources Corporation. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".

  Papua New Guinea.
  ----------------
  The area covered by PPL-206 is located in the Western, Gulf and Southern Highland Provinces of Papua New Guinea. The northern section of the area is in a mountainous tropical rain forest while the southern section of the area is predominantly lowlands, jungle and coastal swamps. In 1986 oil was discovered approximately 20 kilometers from the northern border of PPL-206 in an adjoining license area and in 1999 gas was discovered approximately 20 kilometers southwest of the western border.

  According to the terms of the agreement governing PPL-206, the parties agreed to perform surface geological work and complete a seismic program during late 1997 and early 1998. These activities have been completed and a decision regarding the drilling of an exploratory well in late 1999 will be made following the final evaluations of the geological work and seismic program. The Company is not obligated to pay any of the costs relative to the work presently underway. Should the parties decide to drill an exploratory well, the Company will have no obligation to pay its share of the drilling, testing and completion costs of this well pursuant to its 2% carried working interest.

  Under the provisions of PPL-206 the terms of any oil and gas development are set forth in a Petroleum Agreement with the Government of Papua New Guinea. The Petroleum Agreement provides that the operator must carry out an appraisal program after a discovery to determine whether the discovery is of commercial interest. If the appraisal is not carried out or the discovery is not of commercial interest, the license may be forfeited. If the discovery is of commercial interest, the operator must apply for a Petroleum Development License. The Government retains a royalty on production equal to 1.25% of the wellhead value of the petroleum and, at its election, may acquire up to a 22.5% interest in the petroleum development after recoupment by the operator of the project costs attributable thereto out of production. In addition, income from petroleum operations is subject to a Petroleum Income Tax at the rate of 50% of net income, which is defined as gross revenue less royalties, allowances for depreciation, interest deductions, operating costs and previous tax losses carried forward. An Additional Profits Tax of 50% of cash flow (after deducting ordinary income tax payments) is also payable when the accumulated value of net cash flows becomes positive. For annual periods in which net cash flows are negative, the cumulative amount is carried forward and increased at an annual accumulation of 27%. The Additional Profits Tax is calculated separately for each Petroleum Development License. In calculating the applicable tax, interest expenses paid by Garnet PNG prior to the issuance of a Petroleum Development License and, thereafter, to the extent that Garnet PNG's debt to equity ratio exceeds two-to-one, are not deductible.

  The Company leases corporate office space in Dallas, Texas containing approximately 5,100 square feet pursuant to a lease which expires in January 2002. The annual lease payments for these offices are approximately $102,000.

ITEM 3. LEGAL PROCEEDINGS

  There are no legal proceedings to which the Company is a party or to which its properties are subject which are, in the opinion of management, likely to have a material adverse effect on the Company's results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Special Meeting in lieu of the 1998 Annual Meeting of Shareholders of Aviva Petroleum Inc. was held on October 20, 1998, pursuant to notice, at which the following persons were elected directors of the Company to serve until the next annual meeting of the shareholders or until their successors are elected and qualify:

                                For       Against   Abstain
                             ----------   -------   -------
     Ronald Suttill          24,333,447    26,323    14,334
     Eugene C. Fiedorek      24,339,712    19,738    14,654

In addition the following proposals were approved by the shareholders:

  The issuance of common stock of the Company pursuant to the Agreement and Plan of Merger dated as of June 24, 1998, providing for the merger of an indirect, wholly owned subsidiary of the Company with and into Garnet Resources Corporation was passed with 20,633,550 votes in favor, 14,675 votes against, 23,545 votes abstaining and 3,702,334 broker non-votes.

  The re-appointment of KPMG LLP as independent auditors of the Company for fiscal year 1998 was passed with 24,346,043 votes in favor, 13,656 votes against and 14,405 votes abstaining.

The text of the above proposals is incorporated by reference to Aviva's Proxy Statement for the Special Meeting in lieu of the 1998 Annual Meeting of Shareholders dated October 20, 1998, filed with the Securities and Exchange Commission ("SEC") on Form S-4.

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

  In August 1998, the ASE notified the Company that it had initiated a review of Aviva's listing eligibility in light of the Company's continued net losses and financial difficulties. On October 27, 1998, the Company was informed by the ASE of its intention to delist Aviva's Depositary Shares. The Company appealed this decision, however on March 25, 1999, the ASE advised the Company that it will delist the Company's Depositary Shares effective as of April 9, 1999. When the Depositary Shares cease to be listed on the ASE, the Depositary Shares will become subject to Rule 15g-9 under the Exchange Act. This Rule (the "Penny Stock Rule") imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and "accredited investors" (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale. Consequently, such rule may affect the ability of the broker-dealer to sell the Company's securities and may affect the ability of purchasers to sell any of the Company's securities in the secondary market. During 1998, an aggregate of 2,751,000 Depositary Shares were traded on the ASE.

  The following table sets forth, for the periods indicated and subject to the following qualifications, the high and low prices for the Depositary Shares on the ASE and the high and low prices for the Common Stock on the London Stock Exchange.

  In the United Kingdom, the average daily trading volume of the Common Stock on the London Stock Exchange during 1998 was approximately 11,000 shares. The London Stock Exchange prices indicated in the table are the middle market prices for the Common Stock as published in the Daily Official List and do not represent actual transactions. Prices on the London Stock Exchange are expressed in British pounds sterling, and, accordingly, the prices for the Common Stock traded on the London Stock Exchange included in the following table are similarly expressed. For ease of reference, these prices are also expressed in U.S. dollars, having been converted using the exchange rate in effect on the first day on which the stock price attained the high or low price indicated.


                                        1998                                   1997                               1996
                               ----------------------                ----------------------                -----------------------
                               High               Low                High               Low                High                Low
                               ----               ---                -----              ---                ----                ---
ASE
---
Depositary Shares (1)
---------------------
First Quarter                  $1.75              $1.00              $4.13              $2.88              $ 4.38              $3.88
Second Quarter                 $1.19              $0.69              $3.00              $1.63              $11.38              $3.50
Third Quarter                  $1.00              $0.13              $4.13              $1.63              $ 6.25              $3.00
Fourth Quarter                 $0.31              $0.06              $2.06              $0.98              $ 5.75              $3.00

London Stock Exchange
---------------------
Common Stock
------------
First Quarter
     (Pounds)           (Pounds)0.28       (Pounds)0.12       (Pounds)0.42       (Pounds)0.28        (Pounds)0.46       (Pounds)0.34
     US$                       $0.45              $0.20              $0.69              $0.45              $ 0.71              $0.52

Second Quarter
     (Pounds)           (Pounds)0.14       (Pounds)0.10       (Pounds)0.32       (Pounds)0.27        (Pounds)0.41       (Pounds)0.25
     US$                       $0.22              $0.16              $0.51              $0.44              $ 0.63              $0.38

Third Quarter
     (Pounds)           (Pounds)0.10       (Pounds)0.05       (Pounds)0.30       (Pounds)0.21        (Pounds)0.34       (Pounds)0.25
     US$                       $0.17              $0.08              $0.50              $0.34              $ 0.53              $0.38

Fourth Quarter
     (Pounds)           (Pounds)0.06       (Pounds)0.04       (Pounds)0.25       (Pounds)0.17        (Pounds)0.41       (Pounds)0.28
     US$                       $0.10              $0.07              $0.40              $0.28              $ 0.67              $0.43

(1) Representing five shares of Common Stock.

  As of February 26, 1999, the Company had approximately 5,800 shareholders of record, including nominees for an undetermined number of beneficial holders.

Dividend History and Restrictions

  No dividends have been paid since June 1983, nor is there any current intention on the part of the directors of the Company to pay dividends in the future.

  Furthermore, in October 1998, the Company entered into a restated credit agreement pursuant to which the Company is prohibited from paying dividends. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 6. SELECTED FINANCIAL DATA

  The following table summarizes certain selected financial data with respect to the Company for, and as of the end of, each of the five years ended December 31, 1998, which should be read in conjunction with the Consolidated Financial Statements included elsewhere herein.

                                                   For the Years Ended
                                                      December 31,
                                -------------------------------------------------------
                                  1998        1997        1996       1995       1994
                                -------     --------    -------    -------    ---------
                             (in thousands, except per share, per barrel and per MCF data)
For the period
  Revenues                      $  3,332    $  9,726    $13,750    $10,928    $ 8,546
  Loss before extraordinary
    item                        $(16,881)   $(22,482)   $  (937)   $(2,689)   $(2,460)
  Extraordinary item -
    debt extinguishment         $   (197)   $      -    $     -    $     -    $     -
  Net loss                      $(17,078)   $(22,482)   $  (937)   $(2,689)   $(2,460)
  Loss before extraordinary
    item per common share       $  (0.49)   $  (0.71)   $ (0.03)   $ (0.09)   $ (0.08)
  Basic and diluted net loss
    per common share            $  (0.50)   $  (0.71)   $ (0.03)   $ (0.09)   $ (0.08)
  Weighted average
    shares outstanding            34,279      31,483     31,483     31,483     31,483
  Cash dividends per
    common share                $      -    $      -    $     -    $     -    $     -
  Total annual net oil
    production (barrels)
      Colombia                       255         426        476        435        250
      United States                   44          76         94        106         99
                                --------    --------    -------    -------    -------
       Total                         299         502        570        541        349
                                --------    --------    -------    -------    -------
  Total annual net gas
    production (MCF)
      United States                   68         316      1,146      1,184      1,839

  Average price per barrel
    of oil
      Colombia                  $  10.31    $  17.39    $ 19.82    $ 16.39    $ 13.60
      United States             $  12.03    $  19.17    $ 20.68    $ 16.78    $ 15.40
  Average price per MCF of
    Gas - United States         $   2.42    $   2.73    $  2.07    $  1.70    $  1.97

At period end
  Total assets                  $ 11,422    $ 16,445    $42,944    $45,460    $42,383
  Long term debt, including
    current portion             $ 14,805    $  7,690    $ 7,990    $13,067    $ 6,640
  Stockholders' equity
   (deficit)                    $(11,083)   $  3,748    $26,230    $27,167    $29,856

In connection with the application of the full cost method, the Company recorded ceiling test write-downs of oil and gas properties of $12,343,000 in 1998 and $19,953,000 in 1997 (see Note 1 of Notes to Consolidated Financial Statements).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


  The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements included elsewhere herein.

Results of Operations

1998 versus 1997
----------------
                                    United States      Colombia
                                    Oil       Gas        Oil       Total
                                   ------    -----     -------    --------
       (Thousands)

       Revenue - 1997              $1,459    $ 862     $ 7,405    $ 9,726

       Volume variance               (606)    (572)     (3,613)    (4,791)

       Price variance                (318)     (74)     (1,427)    (1,819)

       Garnet revenue                   -        -         267        267

       Other                            -      (51)          -        (51)
                                   ------    -----     -------    -------
       Revenue - 1998              $  535    $ 165     $ 2,632    $ 3,332
                                   ======    =====     =======    =======

  Colombian oil volumes were 255,000 barrels in 1998, a decrease of 171,000 barrels from 1997. Such decrease is due to a 185,000 barrel decrease resulting from production declines and a 23,000 barrel decrease due to lost production caused by guerilla attacks in August that damaged oil processing and storage facilities and caused production from various wells to be shut-in for periods ranging from 6 to 57 days, partially offset by a 37,000 barrel increase due to the acquisition of Garnet effective October 28, 1998.

  U.S. oil volumes were 44,000 barrels in 1998, down approximately 32,000 barrels from 1997. Of such decrease, approximately 9,000 barrels was due to the Company's Breton Sound 31 field being shut-in during the months of September and October and a portion of November due to the drilling and completion of a saltwater disposal well and adverse weather, approximately 15,000 barrels was due to the Company's Main Pass 41 field being shut-in for approximately 187 days during 1998 due to upgrading and modification of production and water treatment facilities and adverse weather, and 8,000 barrels resulted from normal production declines. U.S. gas volumes before gas balancing adjustments were 54,000 MCF in 1998, down 219,000 MCF from 1997. Of such decrease, approximately 119,000 MCF was due to the aforementioned shut-in of the Main Pass 41 field and 38,000 MCF was due to the suspension of production of one of the wells at Main Pass 41 from January 9 to August 27, 1998. The remaining 62,000 MCF was due to production declines.

  Colombian oil prices averaged $10.31 per barrel during 1998. The average price for the same period of 1997 was $17.39 per barrel. The Company's average U.S. oil price decreased to $12.03 per barrel in 1998, down from $19.17 per barrel in 1997. In 1998 prices have been lower than in 1997 due to a dramatic decrease in world oil prices. U.S. gas prices averaged $2.42 per MCF in 1998 compared to $2.73 per MCF in 1997.

  In addition to the above-mentioned variances, U.S. gas revenue decreased approximately $51,000 as a result of gas balancing adjustments.

  Operating costs decreased approximately 17%, or $710,000, primarily due to lower operating costs in Colombia. Such decreases have resulted mainly from the elimination of the production tax on the majority of the Company's Colombian production and lower pipeline tariffs resulting from lower volumes.

  Depreciation, depletion and amortization ("DD&A") decreased by 48%, or $2,915,000, primarily due to a decrease in costs subject to amortization resulting from property write-downs and lower levels of production.

  The Company recorded write-downs of $10,556,000 and $1,787,000 to the carrying amounts of its Colombian and U.S. oil and gas properties, respectively, as a result of ceiling test limitations on capitalized costs during 1998.

  General and administrative ("G&A") expenses declined $436,000 mainly due to a $159,000 decrease in legal fees, a $127,000 decrease in directors' fees and expenses, and a $191,000 reduction in payroll. These savings were partially offset by lower amounts of capitalized G & A.

  In December 1998 the Company recorded a $420,000 provision for doubtful accounts receivable due from joint-venture partners.

  Interest and other income increased $923,000 from 1997 as the Company realized a $720,000 gain on the settlement of litigation involving the administration of a take or pay contract settlement.

  Income taxes were $89,000 higher in 1998 principally as a result of Colombian deferred tax benefits recorded in the second quarter of 1997, partially offset by lower presumptive income taxes in 1998. The deferred tax benefits in 1997 resulted from the write-down of the carrying amount of the Company's Colombian oil properties.


1997 versus 1996
----------------
                                    United States      Colombia
                                    Oil        Gas        Oil       Total
                                   ------    -------    -------    --------
       (Thousands)

       Revenue - 1996              $1,940    $ 2,373    $ 9,437    $13,750

       Volume variance               (366)    (1,782)      (995)    (3,143)

       Price variance                (115)       223     (1,037)      (929)

       Other                            -         48          -         48
                                   ------    -------    -------    -------

       Revenue - 1997              $1,459    $   862    $ 7,405    $ 9,726
                                   ======    =======    =======    =======

  Colombian oil volumes were 426,000 barrels in 1997, a decrease of 50,000 barrels from 1996. Such decrease resulted from a 68,000 barrel decrease due to the Company's net revenue interest declining from 18% to 12.6% in June 1996 when cumulative production from the Santana concession reached the 7 million barrel threshold specified in the risk-sharing contract, and a 119,000 barrel decrease resulting from normal production declines, partially offset by a 136,000 barrel increase primarily due to the completion of two development wells in the latter part of 1996 and one development well completed in June 1997.

  U.S. oil volumes were 76,000 barrels in 1997, down 18,000 barrels from 1996. This decrease resulted primarily from the sale of the Company's U.S. onshore properties on December 23, 1996. U.S. gas volumes before gas balancing adjustments were 274,000 MCF in 1997, down 862,000 MCF from 1996. Such decrease is the result of an 896,000 MCF decrease resulting from the U.S. onshore property sale, and normal production declines partially offset by new production from a development well completed at Main Pass 41 during October 1996.

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

  DD&A decreased $1.3 million, or 17%, mainly due to lower production levels.

  The Company recorded write-downs to the carrying amounts of its U.S. and Colombian oil and gas properties of $2,124,000 and $17,829,000, respectively, during 1997. The U.S. write-down was primarily due to lower prices. The Colombian write-down resulted primarily from lower prices and, to a somewhat lesser extent, downward revisions of proved oil reserves.

  G&A expense decreased $44,000 mainly due to reductions in the number of employees, officers, directors and related fees and expenses which resulted in cost savings of approximately $262,000 during 1997. These savings were partially offset by increases in legal and consulting fees aggregating $201,000.

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

  Because the Company's assessment is not complete, it is unable to accurately predict the total cost to the Company of completing any required modifications, upgrades, or replacements of its systems or equipment. The Company does not, however, believe that such total cost will exceed $200,000. The Company expects to identify and resolve all Year 2000 problems that could materially adversely affect its business operations. However, management believes that it is not possible to determine with complete certainty that all Year 2000 problems affecting the Company, its purchasers or its suppliers have been identified or corrected. The number of devices that could be affected and the interactions among these devices are simply too numerous. In addition, no one can accurately predict how many Year 2000 problem-related failures will occur or the severity, duration, or financial consequences of these perhaps inevitable failures. As a result, management expects that the Company will likely suffer the following consequences: (i) a significant number of operational inconveniences and inefficiencies for the Company, its purchasers and its suppliers will divert management's time and attention and financial and human resources from its ordinary business activities; (ii) a few serious system failures that will require significant effort by the Company, its purchasers or its suppliers to prevent or alleviate material business disruptions; (iii) several routine business disputes and claims due to Year 2000 problems that will be resolved in the ordinary course of business; and (iv) possible business disputes alleging that the Company failed to comply with the terms of its contracts or industry standards of performance, some of which could result in litigation.

  The Company will develop contingency plans to be implemented if its efforts to identify and correct Year 2000 problems affecting its operational systems and equipment are not effective. The Company plans to complete its contingency plans by the end of the second quarter of 1999. Depending on the systems affected, any contingency plans developed by the Company, if implemented, could have a material adverse effect on the Company's financial condition and results of operations.

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

Liquidity and Capital Resources

  During the last quarter of calendar year 1997 and throughout calendar year 1998, world oil prices have declined dramatically. This decline in oil prices has been particularly severe in Colombia. Colombian oil prices have, during the twenty-four month period ended December 31, 1998, fallen from a high of $22.71 per barrel in January 1997 to $7.50 per barrel in December 1998. Whereas the sale price for crude oil from the Santana contract averaged $19.82 per barrel in 1996 and $17.39 per barrel in 1997, the sale price averaged $10.31 per barrel during calendar year 1998.

  These price declines have materially and adversely affected the results of operations and the financial position of the Company. During the years ended December 31, 1998, 1997 and 1996, the Company reported net losses of $17.1 million, $22.5 million and $0.9 million, respectively, and declining amounts of net cash provided by (used in) operating activities of $(0.05) million, $1.7 million and $8.9 million, respectively. As of December 31, 1998, the Company's stockholders' deficit was approximately $11.1 million.

  The Company is highly leveraged with $14.8 million in current debt as of December 31, 1998, pursuant to bank credit facilities with ING (U.S.) Capital Corporation ("ING Capital") and Chase Bank of Texas, N.A. ("Chase"), as more fully described in note 5 to the consolidated financial statements contained elsewhere herein.

  As of December 31, 1998, the Company is not in compliance with various covenants under the bank credit facilities. Furthermore, assuming no change in its capital structure, the Company does not have the financial resources to maintain the minimum escrow balance required under the bank credit facilities beginning March 31, 1999, nor to pay the minimum monthly principal payments of $5.7 million on April 30, 1999, and $281,250 each month thereafter until December 31, 2001. Management of the Company is in discussions with the Company's lenders to restructure the above-referenced debt as set forth below.

  On February 22, 1999, the Company signed a letter of intent to merge with Sharpe Resources Corporation ("Sharpe"), a publicly traded oil and gas exploration and production company incorporated in Ontario, Canada. Sharpe currently has onshore oil and gas production in the United States from working and overriding royalty interests in over 115 wells on 107 properties in 4 states which include Texas, Oklahoma, New Mexico and Wyoming. Sharpe's offshore Gulf of Mexico production is from its operated interests in Matagorda One and Matagorda Two properties located offshore Matagorda Island, Texas in 48 feet of water. Sharpe's principal office is located in Houston, Texas.

  The proposed arrangements contemplate that Sharpe will be the parent company following the merger, that each six shares of Company Common Stock will be converted into one share of Sharpe Common Stock, and that the Company's lenders will restructure the Company's indebtedness to them. Such debt restructuring may include the conversion of a portion of the debt to a preferred stock position in the merged entity.

  The proposed arrangements are subject to numerous and substantial contingencies, the most important of which are: (i) completion of negotiations between the Company and Sharpe regarding the structure of the proposed transaction; (ii) preparation, negotiation, execution and delivery of a definitive merger agreement; (iii) approval of the definitive merger agreement and consent to the proposed debt restructuring by the Company's lenders (i.e., ING Capital, Chase and the Overseas Private Investment Corporation); approval of the debt restructuring arrangements by the board of directors of the Company; and approval of the definitive merger agreement by the boards of directors and stockholders of the Company and Sharpe. The proposed merger is subject to preparation, negotiation, execution and delivery of definitive debt restructuring agreements between the Company and its lenders.

  Management believes that the consummation of this merger will provide the combined companies with the ability to raise additional capital which is necessary to continue operations and proceed with certain development and exploration activities that management believes are essential to the survival of the Company.

  While management of the Company is pursuing the reorganization of the Company assiduously, its ability to effect such a reorganization is dependent upon the acquiesence of the Company's lenders and Sharpe, matters that are beyond the control of the Company. In particular, the Company's lenders must: (i) consent to waive the defaults of the Company under its bank credit facilities pending preparation, negotiation, execution and delivery of a definitive merger agreement and a definitive debt restructuring agreement and pending receipt of stockholder approvals of the definitive merger agreement; (ii) agree to debt restructuring arrangements that are acceptable to Sharpe; and (iii) negotiate, execute and deliver a definitive debt restructuring agreement. The Company's lenders have not yet and may not ever agree to a restructuring of the Company's debt. If the Company is unable to consummate the merger, then, in the absence of another business transaction or debt restructuring, the Company cannot maintain compliance with nor make principal payments required by the bank credit facilities and, accordingly, the lenders could declare a default, accelerate all amounts outstanding, and attempt to realize upon the collateral securing the debt. As a result of this uncertainty, management believes there is substantial doubt about the Company's ability to continue as a going concern.

  During the period 1996 through 1998, costs incurred in oil and gas property acquisition, exploration and development activities by the Company totaled approximately $21.1 million. Of this figure, approximately $2.0 million was for exploration predominantly in Colombia, $10.8 million pertained to development costs in the United States (41%) and Colombia (59%), and $8.3 million relates to the acquisition of Garnet. The Company's sources of funds during this period were: (i) cash provided by (used in) operating activities - 1998 - $(0.05) million; 1997 - $1.7 million; and 1996 - $8.9 million; (ii) net cash provided by investing activities (before property and equipment expenditures) - 1998 - $1.4 million; 1997 - $0.02 million; and 1996 - $2.7 million; and (iii) net cash provided by (used in) financing activities - 1998 - $1.1 million; 1997 - $(0.3) million; and 1996 - $(5.1) million.

  The Company may recomplete certain existing wells and engage in various other projects in Colombia. The Company's share of the estimated future costs of these development activities is approximately $0.6 million at December 31, 1998. Failure to fund certain expenditures could result in the forfeiture of all or part of the Company's interest in the concessions.

  The Company will most likely fund the recompletion of certain wells through arrangements with service companies whereby the services are paid for with proceeds from the sale of incremental oil production. Any miscellaneous projects will be funded through cash provided from operations. Any substantial decreases in the borrowing base as hereinafter defined or increases in the amounts of these required expenditures could adversely affect the Company's ability to fund these activities. Delays in obtaining the required environmental approvals and permits on a timely basis, as described above under "Item 1. Business -- Regulation," and other delays could, through the impact of inflation, increase the required expenditures. Cost overruns resulting from factors other than inflation could also increase the required expenditures. Historically, the inflation rate of the Colombian peso has been in the range of 15-30% per year. Devaluation of the peso against the U.S. dollar has historically been slightly less than the inflation rate in Colombia. The Company has historically funded capital expenditures in Colombia by converting U.S. dollars to pesos at such time as the expenditures have been made. As a result of the interaction between peso inflation and devaluation of the peso against the U.S. dollar, inflation, from the Company's perspective, had not been a significant factor. During 1994, the first half of 1995 and 1996, however, devaluation of the peso was substantially lower than the rate of inflation of the peso, resulting in an effective inflation rate in excess of that of the U.S. dollar. There can be no assurance that this condition will not occur again or that, in such event, there will not be substantial increases in future capital expenditures as a result. Due to Colombian exchange controls and restrictions and the lack of an effective market, it is not feasible to hedge against the risk of net peso inflation against the U.S. dollar and the Company has not done so. Depending on the results of future exploration and development activities, substantial expenditures which have not been included in the Company's cash flow projections may be required. The outcome of these matters cannot be projected with certainty.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates on debt and changes in commodity prices.

The Company's exposure to interest rate risk relates to variable rate loans that are benchmarked to LIBOR interest rates. The Company does not use derivative financial instruments to manage overall borrowing costs or reduce exposure to adverse fluctuations in interest rates. The impact on the Company's results of operations of a one-point interest rate change on the outstanding balance of the variable rate debt as of December 31, 1998 would be immaterial.

The Company produces and sells crude oil and natural gas. These commodities are sold based on market prices established with the buyers. The Company does not use financial instruments to hedge commodity prices.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  See the Financial Statements of Aviva Petroleum Inc. attached hereto and listed in Item 14 herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of the Company

  The by-laws of the Company provide that the number of directors may be fixed by the Board of Directors at a number between one and seven, except that a decrease in the number of directors shall not have the effect of reducing the term of any incumbent director. Effective October 28, 1998, the Board of Directors, by resolution, decreased the number of directors from five to three.

  The information set forth below, furnished to the Company by the respective individuals, shows as to each individual his name, age and principal positions with the Company.

NAME                    AGE               POSITIONS               DIRECTOR SINCE
----                    ---               ---------               --------------

Ronald Suttill           67   President, Chief Executive Officer       1985
                              and Director

Eugene C. Fiedorek       67   Director                                 1997

Robert J. Cresci         55   Director                                 1998

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

  ROBERT J. CRESCI has been a director of the Company since October 1998. Mr. Cresci has been a Managing Director of Pecks Management Partners, Ltd., an investment management firm, since September 1990. Mr. Cresci currently serves on the boards of Bridgeport Machines, Inc., EIS International, Inc., Sepracor, Inc., Arcadia Financial, Ltd., Hitox, Inc., Meris Laboratories, Inc., Film Roman, Inc., Educational Medical, Inc., Source Media, Inc., Castle Dental Centers, Inc., Candlewood Hotel Co., Inc., SeraCare, Inc. and several private companies.

Executive Officers of the Company

  The following table lists the names and ages of each of the executive officers of the Company and their principal occupations for the past five years.

NAME AND AGE                    POSITIONS
------------                    ---------

Ronald Suttill, 67              President and Chief Executive Officer since
                                January 1992, President and Chief Operating
                                Officer from December 1991 to January 1992 and
                                Executive Vice President prior to that.

James L. Busby, 38              Treasurer since May 1994, Secretary since June
                                1996, Controller since November 1993 and a
                                Senior Manager with the accounting firm of KPMG
                                LLP prior to that.

Meetings and Committees of the Board of Directors

  The Board of Directors of the Company held six meetings during 1998. Each director attended at least 75% of the aggregate of (i) the total number of meetings of the Board of Directors held during the period in which he was a director and (ii) the total number of meetings held by all committees on which he served.

  The Audit Committee and the Compensation Committee are the only standing committees of the Board of Directors, and the members of such committees are appointed at the initial meeting of the Board of Directors each year. The Company does not have a formal nominating committee; the Board of Directors performs this function.

  The Audit Committee, of which Mr. Fiedorek is the sole member, consults with the independent accountants of the Company and such other persons as the committee deems appropriate, reviews the preparations for and scope of the audit of the Company's annual financial statements, makes recommendations as to the engagement and fees of the independent accountants and performs such other duties relating to the financial statements of the Company as the Board of Directors may assign from time to time. The Audit Committee held two meetings during 1998.

  The Compensation Committee, which is comprised of Messrs. Fiedorek and Cresci, makes recommendations to the Board of Directors regarding the compensation of executive officers of the Company, including salary, bonuses, stock options and
other compensation.   The Compensation Committee held no meetings during 1998.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

  Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires officers, directors and holders of more than 10% of the Common Stock (collectively, "Reporting Persons") to file reports of ownership and changes in ownership of the Common Stock with the SEC within certain time periods and to furnish the Company with copies of all such reports. Based solely on its review of the copies of such reports furnished to the Company by such Reporting Persons or on the written representations of such Reporting Persons, the Company believes that, during the year ended December 31, 1998, all of the Reporting Persons complied with their Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

  The following table sets forth certain information regarding compensation earned in each of the last three fiscal years by the President and Chief Executive Officer of the Company (the "Named Executive Officer").


                                                    Summary Compensation Table
                                                    --------------------------
                                                                                     Long Term
                                                                                    Compensation
                           Annual Compensation                              Awards               Payouts
                        --------------------------                --------------------------     -------
                                                      Other
                                                      Annual      Restricted     Securities
Name and                                              Compen-        Stock       Underlying       LTIP      All Other
Principal                      Salary      Bonus      sation        Award(s)      Options/       Payouts    Compensa-
Position                Year     ($)        ($)         ($)           ($)          SARs (#)        ($)       tion ($)
---------               ----   -------    --------    -------      ----------    ------------    -------    ---------
Ronald Suttill(1)
 President and CEO      1998   157,500           -          -               -               -          -        4,750
 President and CEO      1997   185,000           -          -               -               -          -        4,750
 President and CEO      1996   200,000           -          -               -               -          -        4,750

(1) The amounts reported for all other compensation for Mr. Suttill represent matching contributions made under the Aviva Petroleum Inc. 401(k) Retirement Plan (the "401(k) Plan").

Directors' Fees

  Mr. Fiedorek received $5,000 for his services as a director in 1998. Beginning April 1, 1998, directors are no longer paid a cash fee. Directors are, however, reimbursed for travel and lodging expenses. Mr. Suttill receives no compensation as a director but is reimbursed for travel and lodging expenses incurred to attend meetings.

  On July 1 each year, non-employee directors who have served in such capacity for at least the entire proceeding calendar year each receives an option to purchase 5,000 shares of the Company's Common Stock pursuant to the Aviva Petroleum Inc. 1995 Stock Option Plan, as amended.

Option Grants During 1998

  There were no options granted to the Named Executive Officer during 1998. No stock appreciation rights have been issued by the Company.

Option Exercises During 1998 and Year End Option Values

  The following table provides information related to options exercised by the Named Executive Officer during 1998 and the number and value of options held at year-end. No stock appreciation rights have been issued by the Company.


                                                                      Number of Securities             Value of Unexercised
                                                                     Underlying Unexercised            In-the-Money Options
                                                                      Options at FY-End (#)             at FY-End ($) (1)
                                  Shares Acquired     Value        ---------------------------     ---------------------------
Name                              on Exercise (#)   Realized ($)   Exercisable   Unexercisable     Exercisable   Unexercisable
----                              ---------------   ------------   -----------   -------------     -----------   -------------
Ronald Suttill                               none           none       250,000               -               -               -

(1) No values are ascribed to unexercised options of the Named Executive Officer at December 31, 1998 because the fair market value of a share of the Company's Common Stock at December 31, 1998 ($0.02) did not exceed the exercise price of any such options.

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

Employment Contracts

  Each executive officer serves at the discretion of the Board of Directors, except that, effective in January 1995, the Company entered into an employment contract with Mr. Suttill. Mr. Suttill's contract provides for annual compensation of not less than $200,000 if his employment is terminated for any reason other than death, disability or cause, as defined in the contract. Mr. Suttill's contract was automatically renewed for one-year periods on January 1, 1996, 1997, 1998 and 1999.

Compensation Committee Report on Executive Compensation

  The Company currently employs only two executive officers, the names of whom are set forth above under "Item 10. Directors and Executive Officers of the Registrant--Executive Officers of the Company." Decisions regarding compensation of the executive officers are made by the Board of Directors, after giving consideration to recommendations made by the Compensation Committee.

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

  Compensation for the Company's executive officers during 1998 was comprised of salary, stock options and matching employer contributions made pursuant to the Company's 401(k) Plan. The Company's 401(k) Plan is generally available to all employees after one year of service. The Company makes matching contributions of 50% of the amount deferred by the employee, up to 3% of an employee's annual salary. There were no bonuses paid to the executive officers during or for 1998.

                                       Compensation Committee

                                       E. C. Fiedorek
                                       R. J. Cresci

Performance Graph

  The following line-graph presentation compares five-year cumulative shareholder returns on an indexed basis with a broad equity market index and a published industry index. The Company has selected the American Stock Exchange Market Value Index as a broad equity market index, and the SIC Index "Crude Petroleum and Natural Gas" as a published industry index.

              COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN OF THE
                   COMPANY, INDUSTRY INDEX AND BROAD MARKET


--------------------------FISCAL YEAR ENDING--------------------------
COMPANY/INDEX/MARKET      1993   1994    1995    1996    1997    1998

AVIVA PETROLEUM INC.     100.0  122.62  104.76   92.86   39.29    2.38
INDUSTRY INDEX           100.0  104.80  115.26  153.26  155.34  124.43
BROAD MARKET             100.0   88.33  113.86  120.15  144.57  142.61

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

  The following table sets forth certain information as to each person who, to the knowledge of the Company, is the beneficial owner of more than five percent of the outstanding Common Stock of the Company. Unless otherwise noted, the information is furnished as of February 26, 1999.


NAME AND ADDRESS OF                       AMOUNT AND NATURE OF
Beneficial Owner or Group               BENEFICIAL OWNERSHIP (1)       PERCENT OF CLASS (2)
-------------------------               ------------------------      ---------------------
Wexford Management LLC(3)                              5,438,639                   11.28%
411 West Putnam Avenue
Greenwich, Connecticut 06830

Pecks Management Partners Ltd. (4)                     5,155,108                   10.70%
One Rockefeller Plaza
New York, New York 10020

Lehman Brothers Inc.(5)                                2,966,876                    6.16%
3 World Financial Center
11th Floor
New York, NY 10285

ING (U.S.) Capital Corporation(6)                      2,700,000                    5.60%
135 East 57th Street
New York, New York 10022

Yale University(7)                                     2,551,886                    5.29%
230 Prospect Street
New Haven, CT 06511

(1) Except as set forth below, to the knowledge of the Company, each beneficial owner has sole voting and sole investment power.
(2) Based on 46,700,132 shares of the Common Stock issued and outstanding on February 26, 1999, plus warrants for 1,500,000 shares held by ING (U.S.) Capital Corporation.
(3) Information regarding Wexford Management LLC ("Wexford Management") is based on a Schedule 13D dated November 12, 1998 filed by Wexford Management with the SEC. The shares are held by four investment funds. Wexford Management serves as investment advisor to three of the funds and as sub-investment advisor to the fourth fund which is organized as a corporation. Wexford Advisors, LLC ("Wexford Advisors") serves as the investment advisor to the corporate fund and as general partner to the remaining funds which are organized as limited partnerships. One of the limited partnerships, Wexford Special Situations 1996 L.P., holds more than 5% of Aviva Common Stock. Wexford Management shares voting and dispositive power with respect to these shares with each of the funds, with Wexford Advisors, and with Charles E. Davidson and Joseph M. Jacob, each of whom is a controlling person of Wexford Management and Wexford Advisors.
(4) Based on the number of shares issued on October 28, 1998, in connection with the acquisition of Garnet Resources Corporation. The shares are held by three investment advisory clients of Pecks Management Partners Ltd. ("Pecks"). One such client, Delaware State Employees' Retirement Fund, holds more than 5% of Aviva's Common Stock. Pecks has sole investment and dispositive power with respect to these shares.
(5) Information regarding Lehman Brothers Inc. is based on information received from Lehman Brothers Inc. on March 16, 1998.
(6) Based on 1,200,000 shares held by ING, plus warrants to acquire an additional 1,500,000 shares.
(7) Information regarding Yale University is based on a Schedule 13G dated March 11, 1994 filed by Yale University with the SEC.

Security Ownership of Management

  The following table sets forth certain information as of February 26, 1999, concerning the Common Stock of the Company owned beneficially by each director, by the Named Executive Officer listed in the Summary Compensation Table above, and by directors and executive officers of the Company as a group:


NAME AND ADDRESS OF                           AMOUNT AND NATURE
Beneficial Owner                          OF BENEFICIAL OWNERSHIP(1)            PERCENT OF CLASS(2)
-------------------                       --------------------------            --------------------
Ronald Suttill                                       2,129,939(3)(4)                       4.36%
8235 Douglas Avenue, Suite 400
Dallas, TX 75225

Eugene C. Fiedorek                                     916,542                             1.88%
3811 Turtle Creek Blvd., Suite 1080
Dallas, TX 75219

Robert J. Cresci                                             0(5)                              *
Pecks Management Partners Ltd.
One Rockefeller Plaza
New York, NY 10020

All directors and executive officers
as a group (4 persons)                               3,640,566(6)                          7.45%

(1) Except as noted below, each beneficial owner has sole voting power and sole investment power.
(2) Based on 46,700,132 shares of Common Stock issued and outstanding on February 26, 1999. Treated as outstanding for purposes of computing the percentage ownership of each director, the Named Executive Officer and all directors and executive officers as a group are shares issuable upon exercise of vested stock options granted pursuant to the Company's stock option plans and 1,500,000 shares represented by warrants issued to ING Capital.
(3) Included are options for 250,000 shares exercisable on or within 60 days of February 26, 1999.
(4) Includes the entire ownership of AMG Limited, a limited liability company of which Mr. Suttill is a member, as of February 26, 1999, of 935,550 shares of Common Stock.
(5) Does not include shares owned by Pecks, of which Mr. Cresci is a managing director. For information with respect to such shares, see note (4) under "Security Ownership of Certain Beneficial Owners."
(6) Included are 935,550 shares beneficially owned through AMG Limited and options for 341,333 shares exercisable on or within 60 days of February 26, 1999.
 *  Less than 1% of the outstanding Aviva Common Stock.

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

        *10.37  Letter from ING Capital dated October 27, 1994, amending Section
                5.2 (n) of the Credit Agreement (filed as exhibit 10.37 to the Company's annual report on Form 10-K for the year ended December 31, 1994, File No. 0-22258, and incorporated herein by reference).

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

        *10.64 Amendment to the ING Capital Credit Agreement dated December 29, 1997 (filed as exhibit 10.64 to the Company's annual report on Form 10-K for the year ended December 31, 1997, File No. 0-22258, and incorporated herein by reference).

        *10.65 Amendment to the Santana Crude Sale and Purchase Agreement dated January 5, 1998 (filed as exhibit 10.65 to the Company's annual report on Form 10-K for the year ended December 31, 1997, File No. 0-22258, and incorporated herein by reference).

        *10.66 Amendment to the ING Capital Credit Agreement dated February 13, 1998 (filed as exhibit 10.66 to the Company's annual report on Form 10-K for the year ended December 31, 1997, File No. 0-22258, and incorporated herein by reference).

        *10.67 Amendment to the ING Capital Credit Agreement dated August 6, 1998 (filed as exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1998, File No. 0-22258, and incorporated herein by reference).

        *10.68 Restated Credit Agreement dated as of October 28, 1998, between Neo Energy, Inc., Aviva Petroleum Inc. and ING (U.S.) Capital Corporation (filed as exhibit 99.1 to the Company's Form 8-K dated October 28, 1998, File No. 0-22258, and incorporated herein by reference).

        *10.69 Joint Finance and Intercreditor Agreement dated as of October 28, 1998, between Neo Energy, Inc., Aviva Petroleum Inc., ING (U.S.) Capital Corporation, Aviva America, Inc., Aviva Operating Company, Aviva Delaware Inc., Garnet Resources Corporation, Argosy Energy Incorporated, Argosy Energy International, Garnet PNG Corporation, the Overseas Private Investment Corporation, Chase Bank of Texas, N.A. and ING (U.S.) Capital Corporation as collateral agent for the creditors (filed as exhibit 99.2 to the Company's Form 8-K dated October 28, 1998, File No. 0-22258, and incorporated herein by reference).

       **10.70 Amendment to the Santana Crude Sale and Purchase Agreement dated February 16, 1999.

        **21.1  List of subsidiaries of Aviva Petroleum Inc.

        **27.1  Financial Data Schedule.
____________________
        *       Previously Filed
        **      Filed Herewith

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

   March 4, 1999              Submitted a copy of the Company's Press Release
                              dated March 4, 1999, announcing the merger plans between Aviva America, Inc., a wholly owned subsidiary of Aviva Petroleum Inc., and Sharpe
                              Resources Corporation.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    AVIVA PETROLEUM INC.


                                    By:  /s/ RONALD SUTTILL
                                         -------------------
                                         Ronald Suttill
                                         Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                TITLE                                       DATE



/s/ RONALD SUTTILL       President, Chief Executive Officer      March 26, 1999
------------------       and Director (principal executive       --------------
Ronald Suttill           officer)


/s/ JAMES L. BUSBY       Treasurer and Secretary                 March 26, 1999
------------------       (principal financial and accounting     --------------
James L. Busby           officer)


/s/ EUGENE C. FIEDOREK   Director                                March 26, 1999
----------------------                                           --------------
Eugene C. Fiedorek


/s/ ROBERT J. CRESCI     Director                                March 26, 1999
--------------------                                             --------------
Robert J. Cresci

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                  Page
                                                                  ----
Independent Auditors' Report...................................     38

Consolidated Balance Sheet as of December 31, 1998 and 1997....     39

Consolidated Statement of Operations for the years
     ended December 31, 1998, 1997 and 1996....................     40

Consolidated Statement of Cash Flows for the years
     ended December 31, 1998, 1997 and 1996....................     41

Consolidated Statement of Stockholders' Equity for the years
     ended December 31, 1998, 1997 and 1996....................     42

Notes to Consolidated Financial Statements.....................     43

Supplementary Information Related to Oil and Gas Producing
     Activities (Unaudited)....................................     57

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aviva Petroleum Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency, which conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                         /s/ KPMG LLP



Dallas, Texas
March 5, 1999

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
                          Consolidated Balance Sheet
                          DECEMBER 31, 1998 AND 1997
                    (in thousands, except number of shares)

                                                                   1998        1997
                                                                 ---------   ---------
ASSETS

Current assets:
 Cash and cash equivalents                                       $  1,712    $    690
 Restricted cash (note 5)                                             417           -
 Accounts receivable (note 10):
   Oil and gas revenue                                                363       1,108
   Trade                                                              554         518
   Other                                                              586         177
 Inventories                                                          836         602
 Prepaid expenses and other                                           627         203
                                                                 --------    --------

   Total current assets                                             5,095       3,298
                                                                 --------    --------

Property and equipment, at cost (note 5):
 Oil and gas properties and equipment (full cost method)           68,636      61,036
 Other                                                                612         606
                                                                 --------    --------
                                                                   69,248      61,642
 Less accumulated depreciation, depletion
   and amortization                                               (64,440)    (49,873)
                                                                 --------    --------
                                                                    4,808      11,769
Other assets (note 4)                                               1,519       1,378
                                                                 --------    --------

                                                                 $ 11,422    $ 16,445
                                                                 ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
 Current portion of long term debt (note 5)                      $ 14,805    $    480
 Accounts payable                                                   5,526       3,091
 Accrued liabilities                                                  308         356
                                                                 --------    --------
   Total current liabilities                                       20,639       3,927
                                                                 --------    --------

Long term debt, excluding current portion (note 5)                      -       7,210
Gas balancing obligations and other (note 12)                       1,866       1,560
Stockholders' equity (deficit) (notes 5 and 7):
 Common stock, no par value, authorized 348,500,000 shares;
   issued 46,700,132 in 1998 and 31,482,716 shares in 1997          2,335       1,574
 Additional paid-in capital                                        34,862      33,376
 Accumulated deficit*                                             (48,280)    (31,202)
                                                                 --------    --------

   Total stockholders' equity (deficit)                           (11,083)      3,748

Commitments and contingencies (note 11)
                                                                 --------    --------
                                                                 $ 11,422    $ 16,445
                                                                 ========    ========

*Accumulated deficit of $70,057 was eliminated at December 31, 1992 in connection with a quasi-reorganization.
See note 7.

See accompanying notes to consolidated financial statements.

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                     (in thousands, except per share data)


                                                                           1998        1997        1996
                                                                         --------    --------    --------
Oil and gas sales (note 10)                                              $  3,332    $  9,726    $ 13,750
                                                                         --------    --------    --------
Expense:
 Production                                                                 3,525       4,235       4,834
 Depreciation, depletion and amortization                                   3,152       6,067       7,339
 Write-down of oil and gas properties (note 1)                             12,343      19,953           -
 General and administrative                                                 1,074       1,510       1,554
 Provision for losses on accounts receivable                                  420           -           -
 Severance (note 8)                                                             -           -         196
                                                                         --------    --------    --------

   Total expense                                                           20,514      31,765      13,923
                                                                         --------    --------    --------

Other income (expense):
 Interest and other income (expense), net (note 6)                          1,045         122       1,061
 Interest expense                                                            (748)       (658)       (814)
 Debt refinancing expense (note 5)                                              -           -        (100)
                                                                         --------    --------    --------

   Total other income (expense)                                               297        (536)        147
                                                                         --------    --------    --------

   Loss before income taxes and extraordinary item                        (16,885)    (22,575)        (26)
Income (taxes) benefits (note 9)                                                4          93        (911)
                                                                         --------    --------    --------
   Loss before extraordinary item                                         (16,881)    (22,482)       (937)

Extraordinary item - debt extinguishment                                     (197)          -           -
                                                                         --------    --------    --------

   Net loss                                                              $(17,078)   $(22,482)   $   (937)
                                                                         ========    ========    ========

Weighted average common shares outstanding                                 34,279      31,483      31,483
                                                                         ========    ========    ========
Basic and diluted net loss per common share                              $  (0.50)   $  (0.71)   $  (0.03)
                                                                         ========    ========    ========

See accompanying notes to consolidated financial statements.

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                (in thousands)


                                                 1998        1997        1996
                                               ---------   ---------   --------

Net loss                                       $(17,078)   $(22,482)   $  (937)
Adjustments to reconcile net loss to
 net cash provided by operating activities:
 Depreciation, depletion and amortization         3,152       6,067      7,339
 Write-down of oil and gas properties            12,343      19,953          -
 Provision for losses on accounts receivable        420           -          -
 Deferred foreign income taxes                        -        (692)       195
 Loss (gain) on sale of assets, net                   -          15       (651)
 Foreign currency exchange loss (gain), net          (1)         75         16
 Other                                             (275)       (217)      (253)
 Changes in assets and liabilities:
   Escrow account                                  (417)          -          -
   Accounts and notes receivable                    825       1,934       (916)
   Inventories                                      195         118         88
   Prepaid expenses and other                      (196)         79        406
   Accounts payable and accrued liabilities         983      (3,119)     3,656
                                               --------    --------    -------

     Net cash provided by (used in)
      operating activities                          (49)      1,731      8,943
                                               --------    --------    -------

Cash flows from investing activities:
 Property and equipment expenditures             (1,405)     (2,757)    (8,667)
 Proceeds from sale of assets                         -          19      2,729
 Other                                            1,421           -        (46)
                                               --------    --------    -------

     Net cash provided by (used in)
      investing activities                           16      (2,738)    (5,984)
                                               --------    --------    -------

Cash flows from financing activities:
 Proceeds from long term debt                     1,560           -          -
 Principal payments on long term debt              (400)       (300)    (5,077)
 Other                                              (97)          -          -
                                               --------    --------    -------

     Net cash provided by (used in)
      financing activities                        1,063        (300)    (5,077)
                                               --------    --------    -------

Effect of exchange rate changes on cash and
 cash equivalents                                    (8)        (44)       (41)
                                               --------    --------    -------

Net increase (decrease) in cash and cash
 equivalents                                      1,022      (1,351)    (2,159)
Cash and cash equivalents at beginning of
 year                                               690       2,041      4,200
                                               --------    --------    -------

Cash and cash equivalents at end of year       $  1,712    $    690    $ 2,041
                                               ========    ========    =======

See accompanying notes to consolidated financial statements.

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                    (in thousands, except number of shares)


                                        Common Stock
                                     -------------------  Additional                       Total
                                     Number of              Paid-in     Accumulated     Stockholders'
                                       Shares     Amount    Capital       Deficit      Equity (Deficit)
                                     ----------   ------   ----------   ------------   ----------------


Balances at
 December 31, 1995                   31,482,716   $1,574      $33,376      $ (7,783)          $ 27,167

Net loss                                      -        -            -          (937)              (937)
                                     ----------   ------   ----------   -----------           --------

Balances at
 December 31, 1996                   31,482,716    1,574       33,376        (8,720)            26,230

Net loss                                      -        -            -       (22,482)           (22,482)
                                     ----------   ------   ----------   -----------           --------

Balances at
 December 31, 1997                   31,482,716    1,574       33,376       (31,202)             3,748

Issuance of common stock
 pursuant to amendments
 of credit agreement
 (note 5)                             1,200,000       60           49             -                109

Issuance of common stock
 pursuant to the acquisition of
 Garnet Resources Corporation
 (note 3)                            14,017,416      701        1,437             -              2,138

Net loss                                      -        -            -       (17,078)           (17,078)
                                     ----------   ------   ----------   -----------           --------

Balances at
 December 31, 1998                   46,700,132   $2,335      $34,862      $(48,280)          $(11,083)
                                     ==========   ======   ==========   ===========           ========

See accompanying notes to consolidated financial statements.

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Summary of Significant Accounting Policies

     General
     Aviva Petroleum Inc. and its subsidiaries (the "Company") are engaged in the business of exploring for, developing and producing oil and gas in Colombia and in the United States. The Company's Colombian oil production is sold to Empresa Colombiana de Petroleos, the Colombian national oil company ("Ecopetrol"), while the Company's U.S. oil and gas production is sold to numerous U.S. purchasers (See notes 10 and 13).

     Oil and gas are the Company's only products and there is substantial uncertainty as to the prices that the Company may receive for its production. A decrease in these prices would affect operating results adversely.

     Basis of Presentation
     The Company's consolidated financial statements have been presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in note 2 below there is substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

     Principles of Consolidation
     The consolidated financial statements include the accounts of Aviva Petroleum Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Inventories
     Inventories consist primarily of tubular goods, oilfield equipment and spares and are stated at the lower of average cost or market.

     Property and Equipment
     Under the full cost method of accounting for oil and gas properties, all productive and nonproductive property acquisition, exploration and development costs are capitalized in separate cost centers for each country. Such capitalized costs include lease acquisition costs, delay rentals, geophysical, geological and other costs, drilling, completion and other related costs and direct general and administrative expenses associated with property acquisition, exploration and development activities. Capitalized general and administrative costs include internal costs such as salaries and related benefits paid to employees to the extent that they are directly engaged in such activities, as well as all other directly identifiable general and administrative costs associated with such activities, including rent, utilities and insurance and do not include any costs related to production, general corporate overhead, or similar activities. Capitalized internal general and administrative costs were $60,000 in 1998, $127,000 in 1997 and $129,000 in 1996.

     Evaluated capitalized costs of oil and gas properties and the estimated future development, site restoration, dismantlement and abandonment costs are amortized by cost center, using the units-of-production method. Total net future site restoration, dismantlement and abandonment costs are estimated to be 1,479,000.

     Depreciation, depletion and amortization expense per equivalent barrel of production was as follows:

                             1998     1997     1996
                            ------   ------   ------
         United States      $27.00   $ 7.32   $ 5.93
         Colombia           $ 5.98   $11.59   $11.49

     In accordance with the full cost method of accounting, the net capitalized costs of oil and gas properties less related deferred income taxes for each cost center are limited to the sum of the estimated future net revenues from the properties at current prices less estimated future expenditures, discounted at 10%, and unevaluated costs not being amortized, less income tax effects related to differences between the financial and tax bases of the properties, computed on a quarterly basis. The following table summarizes the write-downs of the

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     carrying amounts of the Company's oil and gas properties as a result of ceiling limitations on capitalized costs (in thousands):

                                  1998      1997
                                 -------   -------
              Colombia           $10,556   $17,829
              United States        1,787     2,124
                                 -------   -------
                                 $12,343   $19,953
                                 =======   =======

     Depletion expense and limits on capitalized costs are based on estimates of oil and gas reserves which are inherently imprecise and assume current prices for future net revenues. Accordingly, it is reasonably possible that the estimates of reserves quantities and future net revenues could differ materially in the near term from amounts currently estimated. Moreover, a future decrease in the prices the Company receives for its oil and gas production or downward reserve adjustments could, for either the U.S. or Colombian cost centers, result in a ceiling test write-down that is significant to the Company's operating results.

     Gains and losses on sales of oil and gas properties are not recognized in income unless the sale involves a significant portion of the reserves associated with a particular cost center. Capitalized costs associated with unevaluated properties are excluded from amortization until it is determined whether proved reserves can be assigned to such properties or until the value of the properties is impaired. Unevaluated costs of $532,000 and $251,000 were excluded from amortization at December 31, 1998 and 1997, respectively. Unevaluated properties are assessed quarterly to determine whether any impairment has occurred. The unevaluated costs at December 31, 1998 represent exploration costs and were incurred primarily during the three-year period ended December 31, 1998. Such costs are expected to be evaluated and included in the amortization computation within the next three years.

     In December 1996, the Company sold its remaining U.S. onshore oil and gas properties for $2,702,000 in cash, net of closing adjustments. The sale involved a significant portion of the reserves associated with the U.S. cost center and, accordingly, the resultant gain on the sale was recognized in the accompanying Consolidated Statement of Operations for 1996 (See note
     6).

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

     Interest Expense
     The Company capitalizes interest costs on qualifying assets, principally unevaluated oil and gas properties. During 1998, 1997 and 1996, the Company capitalized $29,000, $91,000 and $189,000 of interest, respectively.

     Loss Per Common Share
     The Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128") during the fourth quarter of 1997. Under SFAS 128, basic earnings per share ("EPS") is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For the years presented herein, basic and diluted EPS are the same since the effects of potential common shares (notes 5 and 7) are antidilutive.

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)

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

     Statement of Cash Flows
     The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. The Company paid interest, net of amounts capitalized, of $860,000 in 1998, $641,000 in 1997 and $834,000 in 1996 and paid income taxes of $117,000 in 1998,
     $212,000 in 1997 and $111,000 in 1996.

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

     Comprehensive Income
     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income in a full set of general-purpose financial statements. Comprehensive income includes net income and other comprehensive income which is generally comprised of changes in the fair value of available-for-sale marketable securities, foreign currency translation adjustments and adjustments to recognize additional minimum pension liabilities. For each period presented in the accompanying consolidated statement of operations, comprehensive income and net income are the same amount.

(2)  LIQUIDITY

     During the last quarter of calendar year 1997 and throughout calendar year 1998, world oil prices have declined dramatically. This decline in oil prices has been particularly severe in Colombia. Colombian oil prices have, during the twenty-four month period ended December 31, 1998, fallen from a high of $22.71 per barrel in January 1997 to $7.50 per barrel in December 1998. Whereas the sale price for crude oil from the Santana contract averaged $19.82 per barrel in 1996 and $17.39 per barrel in 1997, the sale price averaged $10.31 per barrel during calendar year 1998.

     These price declines have materially and adversely affected the results of operations and the financial position of the Company. During the years ended December 31, 1998, 1997 and 1996, the Company reported net losses of $17.1 million, $22.5 million and $0.9 million, respectively, and declining amounts of net cash provided by (used in) operating activities of $(0.05) million, $1.7 million and $8.9 million, respectively. As of December 31, 1998, the Company's stockholders' deficit was approximately $11.1 million.

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The Company is highly leveraged with $14.8 million in current debt as of December 31, 1998, pursuant to bank credit facilities with ING (U.S.) Capital Corporation ("ING Capital") and Chase Bank of Texas, N.A. ("Chase"), as more fully described in note 5.

     As of December 31, 1998, the Company is not in compliance with various covenants under the bank credit facilities. Furthermore, assuming no change in its capital structure, the Company does not have the financial resources to maintain the minimum escrow balance required under the bank credit facilities beginning March 31, 1999, nor to pay the minimum monthly principal payments of $5.7 million on April 30, 1999, and $281,250 each month thereafter until December 31, 2001. Management of the Company is in discussions with the Company's lenders to restructure the above-referenced debt as set forth below.

     On February 22, 1999, the Company signed a letter of intent to merge with Sharpe Resources Corporation ("Sharpe"), a publicly traded oil and gas exploration and production company incorporated in Ontario, Canada. Sharpe currently has onshore oil and gas production in the United States from working and overriding royalty interests in over 115 wells on 107 properties in 4 states which include Texas, Oklahoma, New Mexico and Wyoming. Sharpe's offshore Gulf of Mexico production is from its operated interests in Matagorda One and Matagorda Two properties located offshore Matagorda Island, Texas in 48 feet of water. Sharpe's principal office is located in Houston, Texas.

     The proposed arrangements contemplate that Sharpe will be the parent company following the merger, that each six shares of Company Common Stock will be converted into one share of Sharpe Common Stock, and that the Company's lenders will restructure the Company's indebtedness to them. Such debt restructuring may include the conversion of a portion of the debt to a preferred stock position in the merged entity.

     The proposed arrangements are subject to numerous and substantial contingencies, the most important of which are: (i) completion of negotiations between the Company and Sharpe regarding the structure of the proposed transaction; (ii) preparation, negotiation, execution and delivery of a definitive merger agreement; (iii) approval of the definitive merger agreement and consent to the proposed debt restructuring by the Company's lenders (i.e., ING Capital, Chase and the Overseas Private Investment Corporation); approval of the debt restructuring arrangements by the board of directors of the Company; and approval of the definitive merger agreement by the boards of directors and stockholders of the Company and Sharpe. The proposed merger is subject to preparation, negotiation, execution and delivery of definitive debt restructuring agreements between the Company and its lenders.

     Management believes that the consummation of this merger will provide the combined companies with the ability to raise additional capital which is necessary to continue operations and proceed with certain development and exploration activities that management believes are essential to the survival of the Company.

     While management of the Company is pursuing the reorganization of the Company assiduously, its ability to effect such a reorganization is dependent upon the acquiescence of the Company's lenders and Sharpe, matters that are beyond the control of the Company. In particular, the Company's lenders must: (i) consent to waive the defaults of the Company under its bank credit facilities pending preparation, negotiation, execution and delivery of a definitive merger agreement and a definitive debt restructuring agreement and pending receipt of stockholder approvals of the definitive merger agreement; (ii) agree to debt restructuring arrangements that are acceptable to Sharpe; and (iii) negotiate, execute and deliver a definitive debt restructuring agreement. The Company's lenders have not yet and may not ever agree to a restructuring of the Company's debt. If the Company is unable to consummate the merger, then, in the absence of another business transaction or debt restructuring, the Company cannot maintain compliance with nor make principal payments required by the bank credit facilities and, accordingly, the lenders could declare a default, accelerate all amounts outstanding, and attempt to realize upon the collateral securing the debt. As a result of this uncertainty, management believes there is substantial doubt about the Company's ability to continue as a going concern.

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(3)  GARNET MERGER

     On October 28, 1998, the Company completed the merger of Garnet Resources Corporation ("Garnet") with one of the Company's subsidiaries. As a result of the merger, the Company now owns over 99% of the Colombian joint operations. Additionally, the Company now holds a 2% carried working interest in an oil and gas Petroleum Prospecting License in Papua New Guinea.

     The merger arrangements included Aviva refinancing Garnet's 99.24% owned subsidiary's net outstanding debt to Chase Bank of Texas, N.A. ("Chase") which is guaranteed by the U.S. Overseas Private Investment Corporation ("OPIC"), issuing approximately 1.1 million and 12.9 million new Aviva common shares to Garnet shareholders and Garnet debenture holders, respectively, and canceling Garnet's $15 million of 9.5% subordinated debentures due December 21, 1998. (See note 5 for further details.)

     The merger was accounted for as a "purchase" of Garnet for financial accounting purposes with Aviva's subsidiary as the surviving entity. The purchase price of Garnet, approximately $9.9 million, consists of $2.4 million related to the issuance of 14 million shares of Aviva's common stock at $0.167 per share plus merger costs and the assumption of approximately $6.0 million of net debt and $1.5 million of current and other liabilities.

     A summary of the assets acquired and liabilities assumed as of October 28, 1998 follows (in thousands):

                  Current assets                 $ 1,659
                  Oil and gas properties           8,250
                  Current liabilities             (1,169)
                  Long term debt                  (5,954)
                  Other liabilities                 (346)
                                                 -------
          Fair value of net assets acquired      $ 2,440
                                                 =======

     The following sets forth selected consolidated financial information for the Company on a pro forma basis for the years ended December 31, 1998 and 1997 assuming the Garnet merger had occurred on January 1, 1997. The following selected pro forma combined financial information is based on the historical consolidated statements of operations of Aviva and Garnet as adjusted to give effect to the merger using the purchase method of accounting for business combinations. In addition, the following selected pro forma combined financial information gives effect to the purchase of Garnet debentures by Aviva pursuant to the Debenture Purchase Agreement, the borrowing by Aviva of $15 million pursuant to the Bank loans (as discussed in note 5) and the application of such funds to refinance Aviva's outstanding debt and the debt to Chase of a Garnet subsidiary (as discussed in note 3.) The following selected pro forma combined financial information may not necessarily reflect the financial condition or results of operations of Aviva that would actually have resulted had the merger occurred as of the date and for the periods indicated or reflect the future results of operations of Aviva (in thousands, except per share amounts).

                                                        1998        1997
                                                      --------    --------
     Revenues                                         $  5,933    $ 18,708
                                                      ========    ========

     Net loss                                         $(24,466)   $(48,262)
                                                      ========    ========

     Basic and diluted net loss per common share      $  (0.52)   $  (1.03)
                                                      ========    ========

     The above pro forma net losses for the years ended December 31, 1998 and 1997, include combined historical charges for ceiling write-downs of oil and gas producing properties of $17,470,000 and $45,714,000, respectively.

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(4)  OTHER ASSETS

     A summary of other assets follows:
                                                              December 31
                                                           ---------------
                                                              (thousands)
                                                             1998     1997
                                                           ------   ------
     Abandonment funds for U.S. offshore properties        $1,402   $1,272
     Deferred financing charges                               113      102
     Other                                                      4        4
                                                           ------   ------

                                                           $1,519   $1,378
                                                           ======   ======

(5)  LONG TERM DEBT

     On August 6, 1993, the Company entered into a credit agreement with ING Capital, secured by a mortgage on substantially all U.S. oil and gas assets, a pledge of Colombian assets and the stock of three subsidiaries, pursuant to which ING Capital agreed to loan to the Company up to $25 million, subject to an annually redetermined borrowing base which was predicated on the Company's U.S. and Colombian reserves. As of December 31, 1997, the borrowing base permitted, and the outstanding loan balance was, $7,690,000. The outstanding loan balance has been subject to interest at the prime rate, as defined (7.75% at December 31, 1998) plus 1% or, at the option of the Company, a fixed rate, based on the London Interbank Offered Rate ("LIBOR") plus 2.75%, for a portion or portions of the outstanding debt from time to time.

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

     On October 28, 1998, concurrently with the consummation of the Garnet merger, Neo Energy, Inc., an indirect subsidiary of the Company, and the Company entered into a Restated Credit Agreement with ING Capital. ING Capital, Chase and OPIC also entered into a Joint Finance and Intercreditor Agreement (the "Intercreditor Agreement") with the Company. ING Capital agreed to loan Neo Energy, Inc. an additional $800,000, bringing the total outstanding balance due ING Capital to $9,000,000. The outstanding balance due to Chase was paid down to $6,000,000 from the $6,350,000 balance owed by Garnet prior to the merger. ING Capital and Chase now share on a 60/40 basis, respectively, all collateral.

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

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Borrowings under the ING Capital loan bear interest at LIBOR plus 3.0% per annum. Borrowings under the Chase loan bear interest at the LIBOR rate plus 0.6% per annum. In addition, a guarantee fee of 2.4% per annum on the borrowings under the Chase loan guaranteed by OPIC will be payable to OPIC.

     Subsequent to consummation of the Garnet merger, Aviva issued to ING Capital 800,000 shares of Aviva common stock and warrants to purchase 1,500,000 shares of Aviva common stock at an exercise price of $0.50 per share in payment of financial advisory fees. The 800,000 shares were valued at their quoted market value on October 28, 1998, the date on which the Bank Credit Facilities were consummated. The warrants were valued using the Black-Scholes option-pricing model. Both amounts are included in debt extinguishment costs in the 1998 consolidated statement of operations.

     Borrowings under the Bank Credit Facilities are payable as follows: $50,000 per month through March 1999, $5,700,000 in April 1999, and thereafter $281,250 per month until final maturity on December 31, 2001. The terms of the Bank Credit Facilities, among other things, prohibit the Company from merging with another company or paying dividends, limit additional indebtedness, general and administrative expense, sales of assets and investments and require the maintenance of certain minimum financial ratios. As of December 31, 1998, the Company is not in compliance with various covenants under the Bank Credit Facilities. The Company has, therefore, classified all long-term debt as current in the December 31, 1998 consolidated balance sheet.

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


(6)  INTEREST AND OTHER INCOME (EXPENSE)

     A summary of interest and other income (expense) follows:

                                                      (thousands)
                                                 1998     1997    1996
                                                ------   ------  ------
     Gain on settlement of litigation           $  720   $   -   $    -
     Interest income                                70     138      231
     Foreign currency exchange gain (loss)           1     (75)     (16)
     Gain (loss) on sale of assets, net              -     (15)     651
     Other, net                                    254      74      195
                                                ------   -----   ------
                                                $1,045   $ 122   $1,061
                                                ======   =====   ======

     In January 1998, the Company realized a $720,000 gain on the settlement of litigation involving the administration of a take or pay contract settlement.


(7)  STOCKHOLDERS' EQUITY

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

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     Stock Option Plans

     At December 31, 1998, the Company has two stock option plans, which are described below. The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock option plans been determined consistent with FASB Statement No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

                                               1998        1997      1996
                                            --------    --------    ------

          Net loss            As reported   $(17,078)   $(22,482)   $ (937)

                              Pro forma     $(17,095)   $(22,506)   $ (947)

          Loss per share      As reported   $  (0.50)   $  (0.71)   $(0.03)

                              Pro forma     $  (0.50)   $  (0.71)   $(0.03)

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

     As a result of the adoption of the Current Plan, during 1995 the Company's former Incentive and Non-Statutory Stock Option Plan was terminated as to the grant of new options, but options then outstanding for 258,000 shares of the Company's common stock remain in effect as of December 31, 1998.

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                        1998    1997    1996
                                       ------  -----   -----
          Expected life (years)        10.0    10.0     5.0
          Risk-free interest rate       4.8%    6.6%    7.0%
          Volatility                   77.0%   71.0%   77.0%
          Dividend yield                0.0%    0.0%    0.0%

     A summary of the status of the Company's two fixed stock option plans as of December 31, 1998, 1997 and 1996, and changes during the years ended on those dates is presented below:

                                           1998                 1997                  1996
                                          ------               -----                 -----
                                               Weighted-            Weighted-            Weighted-
                                                Average              Average               Average
                                     Shares    Exercise    Shares   Exercise    Shares   Exercise
          Fixed Options               (000)     Price       (000)    Price       (000)    Price
          -------------------        ------    ---------   ------   --------    ------   ---------
          Outstanding at
             beginning of year          550       $1.53      530      $1.80        716      $1.60
          Granted                       675         .06       45        .52         20        .74
          Forfeited                     (77)       3.60      (25)      4.95       (206)      1.25
                                     ------                ------               ------
          Outstanding at
            end of year               1,148         .53      550       1.53        530       1.80
                                     ======                =====                ======
          Options exercisable
            at year-end                 655                  445                   401
          Weighted-average fair
            value of options
            granted during
            the year                  $ .05                $ .42                 $ .50

     The following table summarizes information about fixed stock options outstanding at December 31, 1998:

                                       Options Outstanding                      Options Exercisable
                          -----------------------------------------------   ----------------------------
           Range            Number        Weighted-Avg.                       Number
            of            Outstanding       Remaining       Weighted-Avg.   Exercisable    Weighted-Avg.
     Exercise Prices      at 12/31/98   Contractual Life    Exercise Price  at 12/31/98   Exercise Price
     ------------------   -----------   ----------------  ----------------  -----------   --------------
        $ .06  to   .17      675,000       9.84 years           $ 0.06        209,333       $ 0.06
          .51  to   .98      223,000       4.59                   0.86        195,500         0.91
         1.08  to  2.79      250,000       4.24                   1.49        250,000         1.49
        ---------------    ---------                                          -------
        $ .06  to  2.79    1,148,000       7.60                   0.53        654,833         0.86
        ===============    =========                                          =======

(8)  SEVERANCE EXPENSE

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

(9)  INCOME TAXES

     Income tax expense includes current Colombian income taxes (benefit) of $(4,000) in 1998, $587,000 in 1997 and $709,000 in 1996 and deferred
     Colombian income taxes (benefit) of $-0- in 1998, $(692,000) in 1997 and $195,000 in 1996. Income tax expense also includes $-0-, $12,000 and $7,000 of state income taxes in 1998, 1997 and 1996, respectively.

     The Company's effective tax rate differs from the U.S. statutory rate each year principally due to losses without tax benefit.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 follow:

                                                                                         (thousands)
                                                                                      1998         1997
                                                                                   --------     --------

         Deferred tax assets - principally net operating loss carryforwards        $ 46,028     $ 42,053
          Less valuation allowance                                                   46,028       42,053
                                                                                   --------     --------

          Net deferred tax assets                                                         -            -

         Deferred tax liabilities                                                         -            -
                                                                                   --------     --------

          Net deferred tax liability                                               $      -     $      -
                                                                                   ========     ========

     The valuation allowance for deferred tax assets at January 1, 1996 was $39,124,000. The net change in the valuation allowance was a $3,975,000 increase in 1998, a $5,927,000 increase in 1997 and a $2,998,000 decrease in 1996. Subsequently recognized tax benefits relating to the valuation allowance of $33,318,000 for deferred tax assets at January 1, 1993 will be credited to additional paid in capital.

     At December 31, 1998, the Company and its subsidiaries have aggregate net operating loss carryforwards for U.S. federal income tax purposes of approximately $113,000,000, expiring from 1999 through 2013, which are available to offset future federal taxable income. The utilization of a portion of these net operating losses is subject to an annual limitation of approximately $2,400,000 and a portion may only be utilized by certain subsidiaries of the Company.

(10) FINANCIAL INSTRUMENTS AND CREDIT RISK CONCENTRATIONS

     Financial instruments which are subject to risks due to concentrations of credit consist principally of cash and cash equivalents and receivables. Cash and cash equivalents are placed with high credit quality financial institutions to minimize risk. Receivables are typically unsecured. Historically, the Company has not experienced any material collection difficulties from its customers.

     The carrying values of cash equivalents, accounts receivable and accounts payable approximate fair value due to the current maturities of these financial instruments. The fair value of the Company's debt cannot be reasonably determined due to uncertainties surrounding the Company's ability to repay (see note 2).

     Ecopetrol has an option to purchase all of the Company's production in Colombia. For the years ended December 31, 1998, 1997 and 1996, Ecopetrol exercised that option and sales to Ecopetrol accounted for $2,632,000 (79.0%), $7,405,000 (76.1%) and $9,437,000 (68.6%), respectively, of the
     Company's aggregate oil and gas sales.

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     For the years ended December 31, 1998, 1997 and 1996, sales to one U.S. purchaser accounted for $479,000 (14.4%), $1,516,000 (15.6%) and $1,609,000
     (11.7%), respectively, of oil and gas sales.

(11) COMMITMENTS AND CONTINGENCIES

     The Company is engaged in ongoing operations on the Santana contract in Colombia. The contract obligations have been met, however, the Company may recomplete certain existing wells and engage in various other projects.
     The Company's share of the estimated future costs of these activities is approximately $0.6 million at December 31, 1998. Failure to fund certain expenditures could result in the forfeiture of all or part of the Company's interest in this contract. Any substantial increases in the amounts of the above referenced expenditures could adversely affect the Company's ability to meet these obligations.

     The Company will most likely fund the recompletion of certain wells through arrangements with service companies whereby the services are paid for with proceeds from the sale of incremental oil production. Any miscellaneous projects will be funded using cash provided from operations. Risks that could adversely affect funding of such activities include, among others, a decrease in the Company's borrowing base, delays in obtaining the required environmental approvals and permits, cost overruns, failure to produce the reserves as projected or a further decline in the sales price of oil. Depending on the results of future exploration and development activities, substantial expenditures which have not been included in the Company's cash flow projections may be required.

     On August 3, 1998, leftist Colombian guerrillas inflicted significant damage on the Company's oil processing and storage facilities at the Mary field, and to a lesser extent, at the Linda facilities. The Colombian army guards the Company's operations; however, there can be no assurance that the Company's operations will not be the target of guerrilla attacks in the future. The damage resulting from the above referenced attack was covered by insurance. There can be no assurance that such coverage will remain available or affordable.

     Under the terms of the contracts with Ecopetrol, 25% of all revenues from oil sold to Ecopetrol is paid in Colombian pesos which may only be utilized in Colombia. To date, the Company has experienced no difficulty in repatriating the remaining 75% of such payments, which are payable in U.S. dollars.

     Activities of the Company with respect to the exploration, development and production of oil and natural gas are subject to stringent foreign, federal, state and local environmental laws and regulations, including but not limited to the Oil Pollution Act of 1990, the Outer Continental Shelf Lands Act, the Federal Water Pollution Control Act, the Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation, and Liability Act. Such laws and regulations have increased the cost of planning, designing, drilling, operating and abandoning wells. In most instances, the statutory and regulatory requirements relate to air and water pollution control procedures and the handling and disposal of drilling and production wastes. Although the Company believes that compliance with environmental laws and regulations will not have a material adverse effect on the Company's future operations or earnings, risks of substantial costs and liabilities are inherent in oil and gas operations and there can be no assurance that significant costs and liabilities, including civil or criminal penalties for violations of environmental laws and regulations, will not be incurred. Moreover, it is possible that other developments, such as stricter environmental laws and regulations or claims for damages to property or persons resulting from the Company's operations, could result in substantial costs and liabilities. The Company's policy is to accrue environmental and restoration related costs once it is probable that a liability has been incurred and the amount can be reasonably estimated.

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

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The Company has one lease for office space in Dallas, Texas, which expires in January 2002. Rent expense relating to the lease was $90,000, $83,000 and $84,000 for 1998, 1997 and 1996, respectively. Future minimum payments under the lease are: 1999 - $96,000; 2000 - $102,000; 2001 - $102,000; and
     2002 - $9,000.

(12) GAS BALANCING

     As of December 31, 1998 and 1997, other joint owners had sold net gas with a volume equivalent of approximately 2,000 thousand cubic feet ("MCF") (with an estimated value of $4,000 included in other assets), for which the Company is generally entitled to be repaid in volumes ("underproduced"). As of December 31, 1998 and 1997, the Company had sold net gas with a volume equivalent of approximately 444,000 MCF and 458,000 MCF (with an estimated value of $725,000 and $748,000 included in gas balancing obligations and other), respectively, for which the other joint owners are entitled generally to be repaid in volumes ("overproduced"). In certain instances the parties have the option of requesting payment in cash.

     In connection with the sale of the Company's U.S. onshore properties in December 1996, approximately 384,000 MCF for which the Company was underproduced and approximately 337,000 MCF for which the Company was overproduced were assumed by the buyer of such properties.

     In 1997, the Company reacquired from the aforementioned buyer for $98,000 in cash approximately 196,000 MCF for which the Company was overproduced.

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(13) GEOGRAPHIC AREA INFORMATION

     The Company is engaged in the business of exploring for, developing and producing oil and gas in the United States and Colombia. Information about the Company's operations in different geographic areas as of and for the years ended December 31, 1998, 1997 and 1996 follows:

(Thousands)
                                                           United
                                                           States     Colombia      Total
                                                          --------   ---------   ---------
     1998
     ----
     Oil and gas sales                                    $   700    $  2,632    $  3,332
                                                          -------    --------    --------
     Expense:
      Production                                            1,259       2,266       3,525
      Depreciation, depletion and amortization              1,556       1,596       3,152
      Write-down of oil and gas properties                  1,787      10,556      12,343
      General and administrative                            1,042          32       1,074
      Provision for losses on accounts receivable             420           -         420
                                                          -------    --------    --------
                                                            6,064      14,450      20,514
                                                          -------    --------    --------


     Interest and other income (expense), net                 768         277       1,045
     Interest expense                                        (346)       (402)       (748)
                                                          -------    --------    --------

     Loss before income taxes and extraordinary item       (4,942)    (11,943)    (16,885)
     Income tax benefit                                         -           4           4
                                                          -------    --------    --------


     Loss before extraordinary item                        (4,942)    (11,939)    (16,881)
     Extraordinary item - debt extinguishment                   -        (197)       (197)
                                                          -------    --------    --------

     Net loss                                             $(4,942)   $(12,136)   $(17,078)
                                                          =======    ========    ========

     Identifiable assets                                  $ 1,906    $  7,387    $  9,293
                                                          =======    ========

     Corporate assets-cash, cash equivalents and
      restricted cash balances                                                      2,129
                                                                                 --------

     Total assets                                                                $ 11,422
                                                                                 ========

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     (Thousands)
                                                   United
                                                   States    Colombia     Total
                                                  -------    --------   --------
     1997
     ----
     Oil and gas sales                            $ 2,321    $  7,405   $  9,726
                                                  -------    --------   --------
     Expense:
      Production                                    1,262       2,973      4,235
      Depreciation, depletion and amortization      1,009       5,058      6,067
      Write-down of oil and gas properties          2,124      17,829     19,953
      General and administrative                    1,499          11      1,510
                                                  -------    --------   --------
                                                    5,894      25,871     31,765
                                                  -------    --------   --------
     Interest and other income (expense), net          92          30        122
     Interest expense                                (399)       (259)      (658)
                                                  -------    --------   --------
     Loss before income taxes                      (3,880)    (18,695)   (22,575)
     Income (taxes) benefit                           (12)        105         93
                                                  -------    --------   --------
     Net loss                                     $(3,892)   $(18,590)  $(22,482)
                                                  =======    =======    ========
     Identifiable assets                          $ 3,789    $ 11,966   $ 15,755
                                                  ========   ========
     Corporate assets-cash and cash equivalents                              690
                                                                        --------
     Total assets                                                       $ 16,445
                                                                        ========
     1996
     ----
     Oil and gas sales                            $ 4,313    $  9,437    $ 13,750
                                                  -------    --------    --------
     Expense:
      Production                                    1,926       2,908       4,834
      Depreciation, depletion and amortization      1,750       5,589       7,339
      General and administrative                    1,539          15       1,554
      Severance                                       196           -         196
                                                  -------    --------    --------
                                                    5,411       8,512      13,923
                                                  -------    --------    --------
     Interest and other income (expense), net         894         167       1,061
     Interest expense                                (355)       (459)       (814)
     Debt refinancing expense                           -        (100)       (100)
                                                  -------    --------    --------
     Income (loss) before income taxes               (559)        533         (26)
     Income taxes                                      (7)       (904)       (911)
                                                  -------    --------    --------
     Net loss                                     $  (566)   $   (371)   $   (937)
                                                  =======    ========    ========
     Identifiable assets                          $ 6,838    $ 34,065    $ 40,903
                                                  =======    ========
     Corporate assets-cash and cash equivalents                             2,041
                                                                         --------
     Total assets                                                        $ 42,944
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

Capitalized costs and accumulated depreciation, depletion and amortization relating to oil and gas producing activities were as follows:

(Thousands)
                                         United
                                         States     Colombia   Total
                                        --------    --------  -------
December 31, 1998
-----------------
Unevaluated oil and gas properties      $   158     $   374   $   532
Proved oil and gas properties            13,114      54,990    68,104
                                        -------     -------   -------

 Total capitalized costs                 13,272      55,364    68,636

Less accumulated depreciation,
 depletion and amortization              13,947      49,947    63,894
                                        -------     -------   -------

 Capitalized costs, net                 $  (675)    $ 5,417   $ 4,742
                                        =======     =======   =======

December 31, 1997
-----------------

Unevaluated oil and gas properties      $   142     $   109   $   251
Proved oil and gas properties            12,075      48,710    60,785
                                        -------     -------   -------

 Total capitalized costs                 12,217      48,819    61,036

Less accumulated depreciation
 depletion and amortization              10,622      38,725    49,347
                                        -------     -------   -------

 Capitalized costs, net                 $ 1,595     $10,094   $11,689
                                        =======     =======   =======


                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
     Supplementary Information Related to Oil and Gas Producing Activities
                            (UNAUDITED) (CONTINUED)

Costs incurred in oil and gas property acquisition, exploration and development activities were as follows:

(Thousands)
                                      United
                                      States   Colombia  Total
                                      ------   -------- ------
1998
----
Exploration                           $   15   $  136   $  151
Development                            1,039      209    1,248
Acquisition of Garnet properties           -    8,250    8,250
                                      ------   ------   ------
 Total costs incurred                 $1,054   $8,595   $9,649
                                      ======   ======   ======
1997
----
Exploration                           $   25   $  470   $  495
Development                              176    2,085    2,261
                                      ------   ------   ------
 Total costs incurred                 $  201   $2,555   $2,756
                                      ======   ======   ======
1996
----
Exploration                           $    -   $1,382   $1,382
Development                            3,239    4,030    7,269
                                      ------   ------   ------
 Total costs incurred                 $3,239   $5,412   $8,651
                                      ======   ======   ======

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
     SUPPLEMENTARY INFORMATION RELATED TO OIL AND GAS PRODUCING ACTIVITIES
                            (UNAUDITED) (CONTINUED)

The following schedule presents the Company's estimate of its proved oil and gas reserves. The proved oil and gas reserves in Colombia and the United States were determined by independent petroleum engineers, Huddleston & Co., Inc. and Netherland, Sewell & Associates, Inc., respectively. The figures presented are estimates of reserves which may be expected to be recovered commercially at current prices and costs. Estimates of proved developed reserves include only those reserves which can be expected to be recovered through existing wells with existing equipment and operating methods. Estimates of proved undeveloped reserves include only those reserves which are expected to be recovered on undrilled acreage from new wells which are reasonably certain of production when drilled or from presently existing wells which could require relatively major expenditures to effect recompletion.

                                             Changes in the Estimated Quantities of Reserves
                                             -----------------------------------------------
                                             United
                                             States              Colombia              Total
                                             ------              --------              -----
Year ended December 31, 1998
----------------------------
Oil (Thousands of barrels)
Proved reserves:
 Beginning of period                            195                 1,476              1,671
 Revisions of previous estimates               (143)                 (200)              (343)
 Acquisition of Garnet                            -                 1,331              1,331
 Production                                     (44)                 (255)              (299)
                                              -----                 -----              -----
 End of period                                    8                 2,352              2,360
                                              =====                 =====              =====
Proved developed reserves, end of period          8                 2,352              2,360
                                              =====                 =====              =====
Gas (Millions of cubic feet)
Proved reserves:
 Beginning of period                          1,119                     -              1,119
 Revisions of previous estimates             (1,054)                    -             (1,054)
 Production                                     (61)                    -                (61)
                                              -----                 -----              -----
 End of period                                    4                     -                  4
                                              =====                 =====              =====
Proved developed reserves, end of period          4                     -                  4
                                              =====                 =====              =====

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
     Supplementary Information Related to Oil and Gas Producing Activities
                            (UNAUDITED) (CONTINUED)

                                             Changes in the Estimated Quantities of Reserves
                                             -----------------------------------------------
                                             United
                                             States              Colombia             Total
                                             ------              --------             -----
Year ended December 31, 1997
----------------------------
Oil (Thousands of barrels)
Proved reserves:
 Beginning of period                           305               2,817                3,122
 Revisions of previous estimates               (34)               (915)                (949)
 Production                                    (76)               (426)                (502)
                                             -----               -----                -----
 End of period                                 195               1,476                1,671
                                             =====               =====                =====
Proved developed reserves, end of period       195               1,476                1,671
                                             =====               =====                =====
Gas (Millions of cubic feet)
Proved reserves:
 Beginning of period                         1,682                   -                1,682
 Revisions of previous estimates              (247)                  -                 (247)
 Production                                   (316)                  -                 (316)
                                             -----               -----                -----
 End of period                               1,119                   -                1,119
                                             =====               =====                =====
Proved developed reserves, end of period     1,119                   -                1,119
                                             =====               =====                =====

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
     Supplementary Information Related to Oil and Gas Producing Activities
                            (UNAUDITED) (CONTINUED)

                                                       Changes in the Estimated Quantities of Reserves
                                                       -----------------------------------------------
                                                       United
                                                       States               Colombia             Total
                                                       ------               --------             -----
Year ended December 31, 1996
----------------------------
Oil (Thousands of barrels)
Proved reserves:
 Beginning of period                                     564                3,255                3,819
 Revisions of previous estimates                         (74)                  38                  (36)
 Discoveries and extensions                                6                    -                    6
 Sales of reserves                                       (97)                   -                  (97)
 Production                                              (94)                (476)                (570)
                                                       -----                -----                -----
 End of period                                           305                2,817                3,122
                                                       =====                =====                =====
Proved developed reserves, end of period                 305                2,008                2,313
                                                       =====                =====                =====
Gas (Millions of cubic feet)
Proved reserves:
 Beginning of period                                   7,037                    -                7,037
 Revisions of previous estimates                        (770)                   -                 (770)
 Discoveries and extensions                               23                    -                   23
 Sales of reserves                                    (3,462)                   -               (3,462)
 Production                                           (1,146)                   -               (1,146)
                                                       -----                -----                -----
 End of period                                         1,682                    -                1,682
                                                       =====                =====                =====
Proved developed reserves, end of period               1,682                    -                1,682
                                                       =====                =====                =====

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

(Thousands)
                                                       United
                                                       States          Colombia          Total
                                                       ------          --------         --------
At December 31, 1998:
---------------------
Future gross revenues                                  $  78           $ 17,645         $ 17,723
Future production costs                                  (77)           (10,242)         (10,319)
Future development costs, including
  abandonment of U.S. offshore platforms                (969)              (570)          (1,539)
                                                       -----           --------         --------
Future net cash flows before
  income taxes                                          (968)             6,833            5,865
Future income taxes                                        -                  -                -
                                                       -----           --------         --------
Future net cash flows after
  income taxes                                          (968)             6,833            5,865

Discount at 10% per annum                                136             (1,382)          (1,246)
                                                       -----           --------         --------
Standardized measure of discounted
  future net cash flows                                $(832)          $  5,451         $  4,619
                                                       =====           ========         ========

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
     Supplementary Information Related to Oil and Gas Producing Activities
                            (UNAUDITED) (CONTINUED)

(Thousands)
                                                       United
                                                       States          Colombia         Total
                                                       ------          --------         -----

At December 31, 1997:
---------------------
Future gross revenues                                  $ 6,009         $ 21,124         $ 27,133
Future production costs                                 (3,548)          (7,709)         (11,257)
Future development costs, including
  abandonment of U.S. offshore platforms                  (970)            (555)          (1,525)
                                                       -------         --------         --------
Future net cash flows before
  income taxes                                           1,491           12,860           14,351
Future income taxes                                          -                -                -
                                                       -------         --------         --------
Future net cash flows after
  income taxes                                           1,491           12,860           14,351
Discount at 10% per annum                                  (38)          (2,893)          (2,931)
                                                       -------         --------         --------
Standardized measure of discounted
  future net cash flows                                $ 1,453         $  9,967         $ 11,420
                                                       =======         ========         ========
At December 31, 1996:
---------------------
Future gross revenues                                  $14,070         $ 63,666         $ 77,736
Future production costs                                 (6,128)         (11,362)         (17,490)
Future development costs, including
  abandonment of U.S. offshore platforms                  (970)          (3,067)          (4,037)
                                                       -------         --------         --------
Future net cash flows before
  income taxes                                           6,972           49,237           56,209
Future income taxes                                        (51)          (1,052)          (1,103)
                                                       -------         --------         --------
Future net cash flows after
  income taxes                                           6,921           48,185           55,106

Discount at 10% per annum                                 (993)          (9,513)         (10,506)
                                                       -------         --------         --------
Standardized measure of discounted
  future net cash flows                                $ 5,928         $ 38,672         $ 44,600
                                                       =======         ========         ========

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
     Supplementary Information Related to Oil and Gas Producing Activities
                            (UNAUDITED) (CONTINUED)


The following schedule summarizes the changes in the standardized measure of discounted future net cash flows.

(Thousands)
                                                        1998            1997             1996
                                                       ------          ------           ------


Sales of oil and gas, net of production costs          $   192         $ (5,491)        $(8,916)
Sales of reserves in place                                   -                -          (3,924)
Development costs incurred that reduced
 future development costs                                    -              801           3,043
Accretion of discount                                    1,142            4,547           3,577
Discoveries and extensions                                   -                -              87
Purchase of reserves in place                            2,998                -               -
Revisions of previous estimates:
 Changes in price                                       (9,585)         (24,154)         13,468
 Changes in quantities                                    (539)          (7,054)            153
 Changes in future development costs                      (448)           1,175             (86)
 Changes in timing and other changes                      (561)          (3,878)          2,303
 Changes in estimated income taxes                           -              874            (540)
                                                       -------         --------         -------
  Net increase (decrease)                               (6,801)         (33,180)          9,165
Balances at beginning of year                           11,420           44,600          35,435
                                                       -------         --------         -------
Balances at end of year                                $ 4,619         $ 11,420         $44,600
                                                       =======         ========         =======

                               INDEX TO EXHIBITS

                                                                                           Sequentially
                                                                                             Numbered
Number                       Description of Exhibit                                            Page
------                       ----------------------                                        ------------
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

                                                                                           Sequentially
                                                                                             Numbered
Number                       Description of Exhibit                                            Page
------                       ----------------------                                        ------------
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

*10.37   Letter from ING Capital dated October 27, 1994, amending Section
         5.2 (n) of the Credit Agreement (filed as exhibit 10.37 to the Company's annual report on Form 10-K for the year ended December 31, 1994, File No. 0-22258, and incorporated herein by reference).

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

                                                                                           Sequentially
                                                                                             Numbered
Number                        Description of Exhibit                                           Page
------                        ----------------------                                       ------------
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

                                                                                           Sequentially
                                                                                             Numbered
Number                       Description of Exhibit                                            Page
------                       ----------------------                                        ------------
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

*10.64   Amendment to the ING Capital Credit Agreement dated December 29,
         1997 (filed as exhibit 10.64 to the Company's annual report on Form 10-K for the year ended December 31, 1997, File No. 0-22258, and incorporated herein by reference).

*10.65   Amendment to the Santana Crude Sale and Purchase Agreement dated
         January 5, 1998 (filed as exhibit 10.65 to the Company's annual report on Form 10-K for the year ended December 31, 1997, File No. 0-22258, and incorporated herein by reference).

*10.66   Amendment to the ING Capital Credit Agreement dated February 13,
         1998 (filed as exhibit 10.66 to the Company's annual report on Form 10-K for the year ended December 31, 1997, File No. 0-22258, and incorporated herein by reference).

*10.67   Amendment to the ING Capital Credit Agreement dated August 6, 1998
         (filed as exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1998, File No. 0-22258, and incorporated herein by reference).

*10.68   Restated Credit Agreement dated as of October 28, 1998, between Neo
         Energy, Inc., Aviva Petroleum Inc. and ING (U.S.) Capital Corporation
         (filed as exhibit 99.1 to the Company's Form 8-K dated October 28,
         1998, File No. 0-22258, and incorporated herein by reference).

*10.69   Joint Finance and Intercreditor Agreement dated as of October 28,
         1998, between Neo Energy, Inc., Aviva Petroleum Inc., ING (U.S.)
         Capital Corporation, Aviva America, Inc., Aviva Operating Company,
         Aviva Delaware Inc., Garnet Resources Corporation, Argosy Energy
         Incorporated, Argosy Energy International, Garnet PNG Corporation, the
         Overseas Private Investment Corporation, Chase Bank of Texas, N.A. and
         ING (U.S.) Capital Corporation as collateral agent for the creditors
         (filed as exhibit 99.2 to the Company's Form 8-K dated October 28,
         1998, File No. 0-22258, and incorporated herein by reference).

**10.70  Amendment to the Santana Crude Sale and Purchase Agreement dated
         February 16, 1999.
**21.1   List of subsidiaries of Aviva Petroleum Inc.
**27.1   Financial Data Schedule.
---------------
*        Previously Filed
**       Filed Herewith

                                       5