Form 10-Q
period 1999-03-31
AVIVA PETROLEUM INC /TX/
filed 1999-05-13
CIK 910659

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

            For the quarterly period ended          MARCH 31, 1999
                                            -----------------------

                                      OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                For the transition period from ______ to ______

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

Number of shares of Common Stock, no par value, outstanding at March 31, 1999, was 46,700,132 of which 25,383,690 shares of Common Stock were represented by Depositary Shares. Each Depositary Share represents five shares of Common Stock held by a Depositary.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
-----------------------------

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheet
                    (in thousands, except number of shares)
                                  (unaudited)

                                                                              March 31,                  December 31,
                                                                                   1999                          1998
                                                                           ------------                  ------------
ASSETS

Current assets:
  Cash and cash equivalents                                                $      1,501                  $      1,712
  Restricted cash                                                                   428                           417
  Accounts receivable                                                             1,479                         1,503
  Inventories                                                                       836                           836
  Prepaid expenses and other                                                        268                           627
                                                                           ------------                  ------------
    Total current assets                                                          4,512                         5,095
                                                                           ------------                  ------------

Property and equipment, at cost (note 4):
  Oil and gas properties and equipment (full cost method)                        68,557                        68,636
  Other                                                                             583                           612
                                                                           ------------                  ------------
                                                                                 69,140                        69,248
    Less accumulated depreciation, depletion
      and amortization                                                          (64,569)                      (64,440)
                                                                           ------------                  ------------
                                                                                  4,571                         4,808
Other assets                                                                      1,536                         1,519
                                                                           ------------                  ------------
                                                                           $     10,619                  $     11,422
                                                                           ============                  ============
LIABILITIES AND  STOCKHOLDERS' DEFICIT

Current liabilities:
  Current portion of long term debt (note 5)                               $     14,644                  $     14,805
  Accounts payable                                                                5,499                         5,526
  Accrued liabilities                                                               409                           308
                                                                           ------------                  ------------
    Total current liabilities                                                    20,552                        20,639
                                                                           ------------                  ------------

Long term debt, excluding current portion (note 5)                                    -                             -
Gas balancing obligations and other                                               1,881                         1,866
Stockholders' deficit:
  Common stock, no par value, authorized 348,500,000 shares;
    issued 46,700,132 shares                                                      2,335                         2,335
  Additional paid-in capital                                                     34,862                        34,862
  Accumulated deficit*                                                          (49,011)                      (48,280)
                                                                           ------------                  ------------
    Total stockholders' deficit                                                 (11,814)                      (11,083)

Commitments and contingencies (note 7)
                                                                           ------------                  ------------
                                                                           $     10,619                  $     11,422
                                                                           ============                  ============

* Accumulated deficit of $70,057 was eliminated at December 31, 1992 in connection with a quasi-reorganization.

See accompanying notes to condensed consolidated financial statements.

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
                Condensed Consolidated Statement of Operations
                     (in thousands, except per share data)
                                  (unaudited)

                                                     Three Months Ended
                                                          March 31,
                                                        1999      1998
                                                      ------   -------
Oil and gas sales                                     $1,184   $ 1,146
                                                      ------   -------

Expense:
  Production                                             900       799
  Depreciation, depletion and amortization               336       671
  Write-down of oil and gas properties (note 4)            -     2,764
  General and administrative                             359       360
                                                      ------   -------

    Total expense                                      1,595     4,594
                                                      ------   -------

Other income (expense):
  Interest and other income (expense), net (note 6)       34       745
  Interest expense                                      (291)     (165)
                                                      ------   -------

    Total other income (expense)                        (257)      580
                                                      ------   -------

Loss before income taxes                                (668)   (2,868)

Income taxes                                              63        97
                                                      ------   -------

       Net loss                                       $ (731)  $(2,965)
                                                      ======   =======

Weighted average common shares outstanding            46,700    31,483
                                                      ======    ======

Basic and diluted net loss per common share           $(0.02)   $(0.09)
                                                      ======    ======

See accompanying notes to condensed consolidated financial statements.

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
                Condensed Consolidated Statement of Cash Flows
                                (in thousands)
                                  (unaudited)

                                                            Three Months Ended
                                                                 March 31,

                                                               1999      1998
                                                              -----      ----
Net loss                                                     $ (731)  $(2,965)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
    Depreciation, depletion and amortization                    336       671
    Write-down of oil and gas properties                          -     2,764
    Changes in working capital and other                        423      (141)
                                                             ------   -------

      Net cash provided by operating activities                  28       329
                                                             ------   -------

Cash flows from investing activities:
  Property and equipment expenditures                           (74)     (215)
  Other                                                           -        (6)
                                                             ------   -------

    Net cash used in investing activities                       (74)     (221)
                                                             ------   -------

Cash flows from financing activities -
  principal payments on long term debt                         (150)     (250)
                                                             ------   -------

Effect of exchange rate changes on cash and
  cash equivalents                                              (15)       (5)
                                                             ------   -------

Net decrease in cash and cash equivalents                      (211)     (147)
Cash and cash equivalents at beginning of the period          1,712       690
                                                             ------   -------

Cash and cash equivalents at end of the period               $1,501   $   543
                                                             ======   =======


See accompanying notes to condensed consolidated financial statements.

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
           Condensed Consolidated Statement of Stockholders' Deficit
                    (in thousands, except number of shares)
                                  (unaudited)


                                     Common Stock
                                 --------------------
                                                       Additional                    Total
                                    Number              Paid-in    Accumulated   Stockholders'
                                  of Shares    Amount   Capital      Deficit        Deficit
                                 ------------  ------  ----------  ------------  --------------

Balances at December 31, 1998      46,700,132  $2,335     $34,862     $(48,280)       $(11,083)
Net loss                                    -       -           -         (731)           (731)
                                   ----------  ------     -------     --------        --------

Balances at March 31, 1999         46,700,132  $2,335     $34,862     $(49,011)       $(11,814)
                                   ==========  ======  ==========  ===========   =============


See accompanying notes to condensed consolidated financial statements.

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                                  (unaudited)


1.   General

     The condensed consolidated financial statements of Aviva Petroleum Inc. and subsidiaries (the "Company" or "Aviva") included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company's prior audited yearly financial statements and the notes thereto, included in the Company's latest annual report on Form 10-K.

     In the opinion of the Company, all adjustments, consisting of normal recurring accruals, necessary to present fairly the information in the accompanying financial statements have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

     The Company's condensed consolidated financial statements have been presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in note 2 below there is substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

2.   Liquidity

     During the last quarter of calendar year 1997 and throughout calendar year 1998, world oil prices declined dramatically. This decline in oil prices was particularly severe in Colombia. Colombian oil prices, during the twenty-four month period ended December 31, 1998, fell from a high of $22.71 per barrel in January 1997 to $7.50 per barrel in December 1998. Whereas the sale price for crude oil from the Santana contract averaged $19.82 per barrel in 1996 and $17.39 per barrel in 1997, the sale price averaged $10.31 per barrel during calendar year 1998 and $9.18 per barrel during the first quarter of 1999.

     These price declines have materially and adversely affected the results of operations and the financial position of the Company. During the years ended December 31, 1998, 1997 and 1996, the Company reported net losses of $17.1 million, $22.5 million and $0.9 million, respectively, and declining amounts of net cash provided by (used in) operating activities of $(0.05) million, $1.7 million and $8.9 million, respectively. The Company recorded an additional net loss of $0.7 million for the three-month period ended March 31, 1999. The Company's stockholders' deficit was approximately $11.8 million as of March 31, 1999.

     The Company is highly leveraged with $14.6 million in current debt as of March 31, 1999, pursuant to bank credit facilities with ING (U.S.) Capital Corporation ("ING Capital") and Chase Bank of Texas, N.A. ("Chase"), as more fully described in note 5.

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                            (unaudited) (continued)

     The Company is not in compliance with various covenants under the bank credit facilities nor is it in compliance with the minimum escrow balance required thereunder. Furthermore, the Company was unable to pay the principal payment of $5.7 million due on April 30, 1999, and assuming no change in its capital structure, the Company will not have the financial resources to pay the minimum monthly principal payments of $281,250 each month thereafter until December 31, 2001.

     On February 22, 1999, the Company signed a letter of intent to merge with Sharpe Resources Corporation ("Sharpe"), a publicly traded oil and gas exploration and production company incorporated in Ontario, Canada. As part of the merger arrangements, the Company's lenders (i.e., ING Capital, Chase and the Overseas Private Investment Corporation) had agreed in principle to cancel the Company's $14.6 million of outstanding debt in exchange for a cash payment of $5 million, plus $3 million of preferred stock in the merged entity and 25% of the common shares to be issued to the Aviva shareholders. On April 27, 1999, however, the merger discussions with Sharpe were terminated as a result of the inability of the parties to reach agreement on terms and conditions of the proposed merger.

     Management of the Company is currently negotiating with the Company's lenders alternative methods of dealing with the Company's outstanding debt, which currently is $14.6 million. Management believes that a debt restructuring can be achieved and will provide the Company with the liquidity necessary to continue operations and the ability to raise additional capital to proceed with certain development and exploration activities that management believes are essential to the survival of the Company.

     While management of the Company is pursuing the debt restructuring assiduously, its ability to effect such a restructuring is dependent upon the Company's lenders and its ability to raise the necessary capital, if required, to restructure or refinance the debt, matters that are beyond the control of the Company. In particular, the Company's lenders must consent to waive the defaults of the Company under its bank credit facilities pending preparation, negotiation, execution and delivery of a definitive debt restructuring agreement. The Company's lenders have not yet and may not ever agree to a restructuring of the Company's debt. If the Company is unable to consummate a debt restructuring, then, in the absence of another business transaction, the Company cannot achieve compliance with nor make principal payments required by the bank credit facilities and, accordingly, the lenders could declare a default, accelerate all amounts outstanding, and attempt to realize upon the collateral securing the debt. As a result of this uncertainty, management believes there is substantial doubt about the Company's ability to continue as a going concern.

3.   Garnet Merger

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

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                            (unaudited) (continued)

     The merger arrangements included Aviva refinancing Garnet's 99.24% owned subsidiary's net outstanding debt to Chase which is guaranteed by the U.S. Overseas Private Investment Corporation ("OPIC"), issuing approximately 1.1 million and 12.9 million new Aviva common shares to Garnet shareholders and Garnet debenture holders, respectively, and canceling Garnet's $15 million of 9.5% subordinated debentures due December 21, 1998. (See note 5 for further details.)

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
                                                           =======

     The following sets forth selected consolidated financial information for the Company on a pro forma basis for the three-month period ended March 31, 1998, assuming the Garnet merger had occurred on January 1, 1997. The following selected pro forma combined financial information is based on the historical consolidated statements of operations of Aviva and Garnet as adjusted to give effect to the merger using the purchase method of accounting for business combinations. In addition, the following selected pro forma combined financial information gives effect to the purchase of Garnet debentures by Aviva pursuant to the Debenture Purchase Agreement, the borrowing by Aviva of $15 million pursuant to the bank loans (as discussed in note 5) and the application of such funds to refinance Aviva's outstanding debt and the debt to Chase of a Garnet subsidiary (as discussed above). The following selected pro forma combined financial information may not necessarily reflect the financial condition or results of operations of Aviva that would actually have resulted had the merger occurred as of the date and for the period indicated or reflect the future results of operations of Aviva (in thousands, except per share amounts).


            Revenues                                       $ 2,270
                                                           =======
            Net loss                                       $(7,062)
                                                           =======
            Basic and diluted net loss per common share    $ (0.15)
                                                           =======

     The above pro forma net loss for the three-month period ended March 31, 1998, includes combined historical charges for ceiling write-downs of oil and gas producing properties of $6,246,000.

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                            (unaudited) (continued)

4.   Property and Equipment

     Internal general and administrative costs directly associated with oil and gas property acquisition, exploration and development activities have been capitalized in accordance with the accounting policies of the Company. Such costs totaled $9,000 for the three months ended March 31, 1999 and $7,000 for the three months ended March 31, 1998.

     Unevaluated oil and gas properties totaling $545,000 and $532,000 at March 31, 1999 and December 31, 1998, respectively, have been excluded from costs subject to depletion. The Company capitalized interest costs of $12,000 and $3,000 for the three-month periods ended March 31, 1999 and 1998, respectively, on these properties.

     The Company recorded write-downs of $2,302,000 and $462,000 to the carrying amounts of its Colombian and U.S. oil and gas properties, respectively, as a result of ceiling test limitations on capitalized costs at March 31, 1998. No such write-downs were required as of March 31, 1999. A future decrease in the prices the Company receives for its oil and gas production or downward reserve adjustments could result in a ceiling test write-down that is significant to the Company's operating results.

5.   Long Term Debt

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

     Borrowings under the ING Capital loan bear interest at the London Interbank Offered Rate ("LIBOR") plus 3.0% per annum. Borrowings under the Chase loan bear interest at the LIBOR rate plus 0.6% per annum. In addition, a guarantee fee of 2.4% per annum on the borrowings under the Chase loan guaranteed by OPIC are payable to OPIC.

     Borrowings under the Bank Credit Facilities are payable as follows:
     $5,700,000 in April 1999, and thereafter $281,250 per month until final maturity on December 31, 2001. The terms of the Bank Credit Facilities, among other things, prohibit the Company from merging with another company or paying dividends, limit additional indebtedness, general and administrative expense, sales of assets and investments and require the maintenance of certain minimum financial ratios. As of March 31, 1999, the Company is not in compliance with various covenants under the Bank Credit Facilities. Moreover, the Company did not pay the

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                            (unaudited) (continued)

     $5,700,000 principal payment that was due April 30, 1999. The Company has, therefore, classified all long-term debt as current in the March 31, 1999 consolidated balance sheet.

     The Company is also required to maintain an escrow account pursuant to the Bank Credit Facilities. On March 31, 1999 and thereafter, the escrow account must contain the total of the following for the next succeeding three-month period: (i) the amount of the minimum monthly principal payments (as defined in the loan documents), plus (ii) the interest payments due on the combined loans, plus (iii) the amount of all fees due under the loan documents and under the Intercreditor Agreement. The Company is not in compliance with the requirements of the escrow account. See management's plans to restructure the debt in note 2.

6.   Interest and Other Income (Expense)

     A summary of interest and other income (expense) follows (in thousands):


                                             Three Months Ended
                                                   March 31,
                                                 1999    1998
                                                -----   -----
       Gain on settlement of litigation         $   -   $ 720
       Interest income                             26      25
       Foreign currency exchange gain (loss)       11      (2)
       Other, net                                  (3)      2
                                                -----   -----
                                                $  34   $ 745
                                                =====   =====

7.   Commitments and Contingencies

     The Company is engaged in ongoing operations on the Santana contract in Colombia. The contract obligations have been met, however, the Company may recomplete certain existing wells and engage in various other projects. The Company's share of the estimated future costs of these activities is approximately $0.6 million at March 31, 1999. Failure to fund certain expenditures could result in the forfeiture of all or part of the Company's interest in this contract. Any substantial increases in the amounts of the above referenced expenditures could adversely affect the Company's ability to meet these obligations.

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

     On August 3, 1998, leftist Colombian guerrillas inflicted significant damage on the Company's oil processing and storage facilities at the Mary field, and to a lesser extent, at the Linda facilities. Since that time the Company has been subject to lesser attacks on its pipelines and equipment resulting in only minor interruptions of oil sales. The Colombian army guards the

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                            (unaudited) (continued)

     Company's operations; however, there can be no assurance that the Company's operations will not be the target of additional guerrilla attacks in the future. The damages resulting from the above referenced attacks were covered by insurance. There can be no assurance that such coverage will remain available or affordable.

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

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                            (unaudited) (continued)

8.   Segment Information

     The following is a summary of segment information of the Company as of and for the three-month periods ended March 31, 1999 and 1998 (in thousands):


                                               United
                                               States   Colombia    Total
                                               -------  ---------  --------
1999
----
Oil and gas sales                              $  237    $   947   $ 1,184
                                               ------    -------   -------

Expense:
   Production                                     292        608       900
   Depreciation, depletion and amortization        45        291       336
   General and administrative                     342         17       359
                                               ------    -------   -------
                                                  679        916     1,595
                                               ------    -------   -------

Interest and other income (expense), net          132        (98)       34
Interest expense                                  (80)      (211)     (291)
                                               ------    -------   -------

Loss before income taxes                         (390)      (278)     (668)
Income taxes                                        -         63        63
                                               ------    -------   -------

Net loss                                       $ (390)   $  (341)  $  (731)
                                               ======    =======   =======

Total assets                                   $1,763    $ 8,856   $10,619
                                               ======    =======   =======

1998
----
Oil and gas sales                              $  219    $   927   $ 1,146
                                               ------    -------   -------

Expense:
 Production                                       315        484       799
 Depreciation, depletion and amortization         105        566       671
 Write-down of oil and gas properties             462      2,302     2,764
 General and administrative                       356          4       360
                                               ------    -------   -------
                                                1,238      3,356     4,594
                                               ------    -------   -------

Interest and other income (expense), net          741          4       745
Interest expense                                  (91)       (74)     (165)
                                               ------    -------   -------

Loss before income taxes                         (369)    (2,499)   (2,868)
Income taxes                                        -         97        97
                                               ------    -------   -------

Net loss                                       $ (369)   $(2,596)  $(2,965)
                                               ======    =======   =======

Total assets                                   $3,707    $ 8,891   $12,598
                                               ======    =======   =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations.
--------------

Results of Operations
---------------------

Three Months Ended March 31, 1999 compared to Three Months Ended March 31, 1998
-------------------------------------------------------------------------------


                                  United States   Colombia
                                   Oil     Gas      Oil     Total
                                  -----   -----    -----   -------
       (Thousands)

       Revenue - 1998              $174   $45      $ 927   $1,146

       Volume variance               48    24        342      414

       Price variance               (54)    2       (322)    (374)

       Other                          -    (2)         -       (2)
                                   ----   ---      -----   ------

       Revenue - 1999              $168   $69      $ 947   $1,184
                                   ====   ===      =====   ======

Colombian oil volumes were 103,000 barrels in the first quarter of 1999, an increase of 28,000 barrels as compared to the first quarter of 1998. Such increase is due to a 57,000 barrel increase resulting from the acquisition of Garnet effective October 28, 1998 partially offset by a 29,000 barrel decrease resulting from production declines.

U.S. oil volumes were 16,000 barrels in 1999, up approximately 3,000 barrels from 1998. Of such increase, approximately 5,000 barrels was due to continuous production from the Company's Main Pass 41 field (shut-in for approximately 60 days during the first quarter of 1998 due to equipment failures), partially offset by a 2,000 barrel decline resulting from normal production declines.
U.S. gas volumes before gas balancing adjustments were 36,000 thousand cubic feet (MCF) in 1999, up 21,000 MCF from 1998. Of such increase, approximately 40,000 MCF was due to the aforementioned continuous production from the Main Pass 41 field, partially offset by a 19,000 MCF decline due to normal production declines.

Colombian oil prices averaged $9.18 per barrel during the first quarter of 1999. The average price for the same period of 1998 was $12.29 per barrel. The Company's average U.S. oil price decreased to $10.49 per barrel in 1999, down from $13.86 per barrel in 1998. In 1999 prices have been lower than in the first quarter of 1998 due to a decrease in world oil prices. U.S. gas prices averaged $1.91 per MCF in 1999 compared to $2.43 per MCF in 1998.

In addition to the above-mentioned variances, U.S. gas revenue decreased approximately $2,000 as a result of gas balancing adjustments.

Operating costs increased approximately 13%, or $101,000, primarily due to the Garnet merger.

Depreciation, depletion and amortization decreased by 50%, or $335,000, primarily due to a decrease in costs subject to amortization resulting from property write-downs.

The Company recorded write-downs of $2,302,000 and $462,000 to the carrying amounts of its Colombian and U.S. oil and gas properties, respectively, as a result of ceiling test limitations on capitalized costs at March 31, 1998. No such write-downs were required as of March 31, 1999.

Interest and other income decreased $711,000. During the first quarter of 1998 the Company realized a $720,000 gain on the settlement of litigation involving the administration of a take or pay contract settlement. No such gains were recorded in 1999.

Interest expense increased $126,000 in the first quarter of 1999, primarily as a result of higher outstanding balances of long term debt.

Income taxes were $34,000 lower in 1999 principally as a result of lower Colombian "presumptive" income tax.

Year 2000
---------

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

The Company will develop contingency plans to be implemented if its efforts to identify and correct Year 2000 problems affecting its operational systems and equipment are not effective. The Company plans to complete its contingency plans by the end of the third quarter of 1999. Depending on the systems affected, any contingency plans developed by the Company, if implemented, could have a material adverse effect on the Company's financial condition and results of operations.

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

Liquidity and Capital Resources
-------------------------------

During the last quarter of calendar year 1997 and throughout calendar year 1998, world oil prices declined dramatically. This decline in oil prices was particularly severe in Colombia. Colombian oil prices, during the twenty-four month period ended December 31, 1998, fell from a high of $22.71 per barrel in January 1997 to $7.50 per barrel in December 1998. Whereas the sale price for crude oil from the Santana contract averaged $19.82 per barrel in 1996 and $17.39 per barrel in 1997, the sale price averaged $10.31 per barrel during calendar year 1998 and $9.18 per barrel during the first quarter of 1999.

These price declines have materially and adversely affected the results of operations and the financial position of the Company. During the years ended December 31, 1998, 1997 and 1996, the Company reported net losses of $17.1 million, $22.5 million and $0.9 million, respectively, and declining amounts of net cash provided by (used in) operating activities of $(0.05) million, $1.7 million and $8.9 million, respectively. The Company recorded an additional net loss of $0.7 million for the three-month period ended March 31, 1999. The Company's stockholders' deficit was approximately $11.8 million as of March 31, 1999.

The Company is highly leveraged with $14.6 million in current debt as of March 31, 1999, pursuant to bank credit facilities with ING (U.S.) Capital Corporation ("ING Capital") and Chase Bank of Texas, N.A. ("Chase"), as more fully described in note 5 to the condensed consolidated financial statements.

The Company is not in compliance with various covenants under the bank credit facilities nor is it in compliance with the minimum escrow balance required thereunder. Furthermore, the Company was unable to pay the principal payment of $5.7 million due on April 30, 1999, and assuming no change in its capital structure, the Company will not have the financial resources to pay the minimum monthly principal payments of $281,250 each month thereafter until December 31, 2001.

On February 22, 1999, the Company signed a letter of intent to merge with Sharpe Resources Corporation ("Sharpe"), a publicly traded oil and gas exploration and production company incorporated in Ontario, Canada. As part of the merger arrangements, the Company's lenders (i.e., ING Capital, Chase and the Overseas Private Investment Corporation) had agreed in principle to cancel the Company's $14.6 million of outstanding debt in exchange for a cash payment of $5 million, plus $3 million of preferred stock in the merged entity and 25% of the common shares to be issued to the Aviva shareholders. On April 27, 1999, however, the merger discussions with Sharpe were terminated as a result of the inability of the parties to reach agreement on terms and conditions of the proposed merger.

Management of the Company is currently negotiating with the Company's lenders alternative methods of dealing with the Company's outstanding debt, which
currently is $14.6 million.   Management believes that a debt restructuring can
be achieved and will provide the Company with the liquidity necessary to continue operations and the ability to raise additional capital to proceed with certain development and exploration activities that management believes are essential to the survival of the Company.

While management of the Company is pursuing the debt restructuring assiduously, its ability to effect such a restructuring is dependent upon the Company's lenders and its ability to raise the necessary capital, if required, to restructure or refinance the debt, matters that are beyond the control of the Company. In particular, the Company's lenders must consent to waive the defaults of the Company under its bank credit facilities pending preparation, negotiation, execution and delivery of a definitive debt restructuring agreement. The Company's lenders have not yet and may not ever agree to a restructuring of the Company's debt. If the Company is unable to consummate a debt restructuring, then, in the absence of another business transaction, the Company cannot achieve compliance with nor make principal payments required by the bank credit facilities and, accordingly, the lenders could declare a default, accelerate all amounts outstanding, and attempt to realize upon the collateral securing the debt. As a result of this uncertainty, management believes there is substantial doubt about the Company's ability to continue as a going concern.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------

The Company is exposed to market risk from changes in interest rates on debt and changes in commodity prices.

The Company's exposure to interest rate risk relates to variable rate loans that are benchmarked to LIBOR interest rates. The Company does not use derivative financial instruments to manage overall borrowing costs or reduce exposure to adverse fluctuations in interest rates. The impact on the Company's results of operations of a one-point interest rate change on the outstanding balance of the variable rate debt as of March 31, 1999 would be immaterial.

The Company produces and sells crude oil and natural gas. These commodities are sold based on market prices established with the buyers. The Company does not use financial instruments to hedge commodity prices.


PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

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

April 13, 1999      Submitted a copy of the Company's Press Release dated April
                    13, 1999, updating the merger plans between Aviva Petroleum
                    Inc. and Sharpe Resources Corporation.

April 30, 1999      Submitted a copy of the Company's Press Release dated April
                    30, 1999, announcing the termination of merger plans between Aviva Petroleum Inc. and Sharpe Resources Corporation.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         AVIVA PETROLEUM INC.



Date:  May 11, 1999                      /s/ Ronald Suttill
                                         ------------------------------
                                         Ronald Suttill
                                         President and Chief Executive Officer




                                         /s/  James L. Busby
                                         ------------------------------
                                         James L. Busby
                                         Treasurer and Secretary
                                         (Principal Financial and Accounting
                                           Officer)

                               INDEX TO EXHIBITS


Exhibit
Number    Description of Exhibit
------    ----------------------

  27.1    Financial Data Schedule.