Form 10-Q
period 1999-06-30
AVIVA PETROLEUM INC /TX/
filed 1999-08-13
CIK 910659

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


 [ X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

             For the quarterly period ended     JUNE 30, 1999
                                            ----------------------

                                       OR

 [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            For the transition period from __________ to _________.

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

Number of shares of Common Stock, no par value, outstanding at June 30, 1999, was 46,900,132 of which 25,383,690 shares of Common Stock were represented by Depositary Shares. Each Depositary Share represents five shares of Common Stock held by a Depositary.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
-----------------------------

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheet
                    (in thousands, except number of shares)
                                  (unaudited)

                                                                     June 30,      December 31,
                                                                         1999             1998
                                                                 ------------      -----------
ASSETS

Current assets:
 Cash and cash equivalents                                         $    253         $  1,712
 Restricted cash                                                          4              417
 Accounts receivable                                                  1,511            1,503
 Inventories                                                            794              836
 Prepaid expenses and other                                             122              627
                                                                   --------         --------
   Total current assets                                               2,684            5,095
                                                                   --------         --------

Property and equipment, at cost (note 4):
 Oil and gas properties and equipment (full cost method)             68,576           68,636
 Other                                                                  545              612
                                                                   --------         --------
                                                                     69,121           69,248
   Less accumulated depreciation, depletion and amortization        (64,780)         (64,440)
                                                                   --------         --------
                                                                      4,341            4,808
Other assets                                                          1,538            1,519
                                                                   --------         --------
                                                                   $  8,563         $ 11,422
                                                                   ========         ========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Current portion of long term debt (note 5)                        $ 14,495         $ 14,805
 Accounts payable                                                     3,836            5,526
 Accrued liabilities                                                    255              308
                                                                   --------         --------
   Total current liabilities                                         18,586           20,639
                                                                   --------         --------

Gas balancing obligations and other                                   1,870            1,866
Stockholders' deficit:
 Common stock, no par value, authorized 348,500,000 shares;
   issued 46,900,132 shares at June 30, 1999 and
   46,700,132 shares at December 31, 1998                             2,345            2,335
 Additional paid-in capital                                          34,855           34,862
 Accumulated deficit/*/                                             (49,093)         (48,280)
                                                                   --------         --------
   Total stockholders' deficit                                      (11,893)         (11,083)

Commitments and contingencies (note 7)
                                                                   --------         --------
                                                                   $  8,563         $ 11,422
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

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
                 Condensed Consolidated Statement of Operations
                     (in thousands, except per share data)
                                  (unaudited)

                                                                Three Months Ended          Six Months Ended
                                                                      June 30,                  June 30,
                                                                --------------------    --------------------
                                                                    1999        1998        1999        1998
                                                                --------    --------    --------    --------

Oil and gas sales                                               $  1,575    $    914    $  2,759    $  2,060
                                                                --------    --------    --------    --------
Expense:
 Production                                                          879        716       1,779        1,515
 Depreciation, depletion and amortization                            284        503         620        1,174
 Write-down of oil and gas properties (note 4)                         -      1,961           -        4,725
 General and administrative                                          320        300          679         660
 Provision for (recovery of) losses on accounts receivable            13          -          (92)          -
 Severance                                                            62          -           62           -
                                                                --------    --------    --------    --------

   Total expense                                                   1,558       3,480       3,048       8,074
                                                                --------    --------    --------    --------
Other income (expense):
 Interest and other income (expense), net (note 6)                   248          26         177         771
 Interest expense                                                   (283)       (155)       (574)       (320)
                                                                --------    --------    --------    --------

   Total other income (expense)                                      (35)       (129)       (397)        451
                                                                --------    --------    --------    --------

Loss before income taxes                                             (18)     (2,695)       (686)     (5,563)

Income taxes                                                          64          69         127         166
                                                                --------    --------    --------    --------

     Net loss                                                   $    (82)   $ (2,764)   $   (813)   $ (5,729)
                                                                ========    ========    ========    ========

Weighted average common shares outstanding --
 basic and diluted                                                46,748      31,483      46,724      31,483
                                                                ========    ========    ========    ========

Basic and diluted net loss per common share                     $   (.00)   $   (.09)   $   (.02)   $   (.18)
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

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
                 Condensed Consolidated Statement of Cash Flows
                                 (in thousands)
                                  (unaudited)


                                                               Six Months Ended
                                                                   June 30,
                                                            ---------------------
                                                                1999         1998
                                                            --------     --------

Net loss                                                    $   (813)    $ (5,729)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
    Depreciation, depletion and amortization                     620        1,174
    Write-down of oil and gas properties                           -        4,725
    Changes in working capital and other                      (1,000)          95
                                                            --------     --------

      Net cash provided by (used in) operating activities     (1,193)         265
                                                            --------     --------

Cash flows from investing activities:
  Property and equipment expenditures                          (111)        (411)
  Other                                                          32          (95)
                                                           --------     --------

      Net cash used in investing activities                     (79)        (506)
                                                           --------     --------

Cash flows from financing activities --
  Principal payments on long term debt                         (300)        (250)
                                                           --------     --------

Effect of exchange rate changes on cash and
  cash equivalents                                              113           (2)
                                                           --------     --------

Net decrease in cash and cash equivalents                    (1,459)        (493)
Cash and cash equivalents at beginning of the period          1,712          690
                                                           --------     --------

Cash and cash equivalents at end of the period             $    253     $    197
                                                           ========     ========

See accompanying notes to condensed consolidated financial statements.

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
           Condensed Consolidated Statement of Stockholders' Deficit
                    (in thousands, except number of shares)
                                  (unaudited)



                                        Common Stock
                                 --------------------------
                                                               Additional                            Total
                                       Number                     Paid-in     Accumulated    Stockholders'
                                    of Shares        Amount       Capital         Deficit          Deficit
                                 ------------    ----------    ----------    ------------    -------------

Balances at December 31, 1998      46,700,132    $    2,335    $   34,862    $    (48,280)   $     (11,083)

Issuance of common stock
  pursuant to investment
  banking agreement                   200,000            10            (7)             -                 3

Net loss                                   -             -             -             (813)            (813)
                                 ------------    ----------    ----------    ------------    -------------

Balances at June 30, 1999          46,900,132    $    2,345    $   34,855    $    (49,093)   $     (11,893)
                                 ============    ==========    ==========    ============    =============


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

  In the opinion of the Company, all adjustments, consisting of normal recurring accruals, necessary to present fairly the information in the accompanying financial statements have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year. Previously reported amounts have been reclassified to conform to current period presentation.

  The Company's condensed consolidated financial statements have been presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in note 2 below, there is substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

2. Liquidity

  During the last quarter of calendar year 1997 and throughout calendar year 1998, world oil prices declined dramatically. This decline in oil prices was particularly severe in Colombia. Colombian oil prices, during the twenty-four month period ended December 31, 1998, fell from a high of $22.71 per barrel in January 1997 to $7.50 per barrel in December 1998. Whereas the sale price for crude oil from the Santana contract averaged $19.82 per barrel in 1996 and $17.39 per barrel in 1997, the sale price averaged $10.31 per barrel during calendar year 1998 and $11.76 per barrel during the first half of 1999.

  These price declines have materially and adversely affected the results of operations and the financial position of the Company. During the years ended December 31, 1998, 1997 and 1996, the Company reported net losses of $17.1 million, $22.5 million and $0.9 million, respectively, and declining amounts of net cash provided by (used in) operating activities of $(0.05) million, $1.7 million and $8.9 million, respectively. The Company recorded an additional net loss of $0.8 million for the six-month period ended June 30, 1999. The Company's stockholders' deficit was approximately $11.9 million as of June 30, 1999.

  The Company is highly leveraged with $14.5 million in current debt as of June 30, 1999, pursuant to bank credit facilities with ING (U.S.) Capital Corporation ("ING Capital"), the U.S. Overseas Private Investment Corporation ("OPIC") and Chase Bank of Texas, N.A. ("Chase"), as more fully described in note 5.

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                            (unaudited) (continued)

  The Company is not in compliance with various covenants under the bank credit facilities nor is it in compliance with the minimum escrow balance required thereunder. As a result, the lender has the right to accelerate payment on the debt and, therefore, the Company has classified all long-term debt as current in the June 30, 1999 consolidated balance sheet. Furthermore, the Company was unable to pay the principal payment of $5.7 million due on April 30, 1999, and subsequent monthly principal payments of $281,250. The Company has paid the related interest through June 30, 1999; however, the interest due July 30, 1999 has not been paid. Assuming no change in its capital structure, the Company will not have the financial resources to pay the future minimum monthly principal payments of $281,250 due through December 31, 2001.

  On February 22, 1999, the Company signed a letter of intent to merge with Sharpe Resources Corporation ("Sharpe"), a publicly traded oil and gas exploration and production company incorporated in Ontario, Canada. As part of the merger arrangements, the Company's lenders (i.e., ING Capital, OPIC and Chase) had agreed in principle to cancel the Company's $14.6 million of then outstanding debt in exchange for a cash payment of $5 million, plus $3 million of preferred stock in the merged entity and 25% of the common shares to be issued to the Aviva shareholders. On April 27, 1999, however, the merger discussions with Sharpe were terminated as a result of the inability of the parties to reach agreement on terms and conditions of the proposed merger.

  On May 19, 1999, the Company engaged Triumph Securities Corporation as an investment banker to assist in recapitalizing the Company with up to $10 million for the purchase of the Company's outstanding bank debt, drilling, and acquisitions. A recapitalization pursuant to this engagement has not been achieved. On July 23, 1999, the Company terminated Triumph's engagement as the Company's investment banker.

  Management of the Company is currently in discussions with the Company's lenders concerning the conversion of the Company's outstanding bank debt, which currently is $14.5 million, into common stock of the Company. Under management's proposal, the outstanding debt and accrued interest thereon would be exchanged for 200 million newly issued common shares of the Company. Following such an exchange, the lenders would own approximately 81% of the then outstanding shares of the Company and the Company's future cash flows would be available for working capital, drilling and acquisitions. Management believes this debt conversion can be achieved and will provide the Company with the liquidity necessary to continue operations and reposition the Company in order to take advantage of a rebounding petroleum industry.

  While management of the Company is pursuing the debt conversion assiduously, its ability to effect such a conversion is dependent upon the Company's lenders, a matter that is beyond the control of the Company. In particular, the Company's lenders must consent to waive the defaults of the Company under its bank credit facilities pending preparation, negotiation, execution and delivery of definitive debt conversion agreements. The Company's lenders have not yet and may not ever agree to a conversion of the Company's debt. If the Company is unable to consummate the debt conversion, then, in the absence of another business transaction, the Company cannot achieve compliance with nor make principal payments required by the bank credit facilities and, accordingly, the lenders could declare a default, accelerate all amounts outstanding, and attempt to realize upon the collateral securing the debt. As a result of this uncertainty, management believes there is substantial doubt about the Company's ability to continue as a going concern.

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

  The merger arrangements included Aviva refinancing Garnet's 99.24% owned subsidiary's net outstanding debt to Chase which is guaranteed by OPIC, issuing approximately 1.1 million and 12.9 million new Aviva common shares to Garnet shareholders and Garnet debenture holders, respectively, and canceling Garnet's $15 million of 9.5% subordinated debentures due December 21, 1998. (See note 5 for further details.)

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

  A summary of the assets acquired and liabilities assumed as of October 28, 1998 follows (in thousands):

            Current assets                                    $   1,659
            Oil and gas properties                                8,250
            Current liabilities                                  (1,169)
            Long term debt                                       (5,954)
            Other liabilities                                      (346)
                                                              ---------
                Fair value of net assets acquired             $   2,440
                                                              =========

  The following sets forth selected consolidated financial information for the Company on a pro forma basis for the six-month period ended June 30, 1998, assuming the Garnet merger had occurred on January 1, 1997. The following selected pro forma combined financial information is based on the historical consolidated statements of operations of Aviva and Garnet as adjusted to give effect to the merger using the purchase method of accounting for business combinations. In addition, the following selected pro forma combined financial information gives effect to the purchase of Garnet debentures by Aviva pursuant to the Debenture Purchase Agreement, the borrowing by Aviva of $15 million pursuant to the bank loans (as discussed in note 5) and the application of such funds to refinance Aviva's outstanding debt and the debt to Chase of a Garnet subsidiary (as discussed above). The following selected pro forma combined financial information may not necessarily reflect the financial condition or results of operations of Aviva that would actually have resulted had the merger occurred as of the date and for the period indicated or reflect the future results of operations of Aviva (in thousands, except per share amounts).

            Revenues                                          $   3,988
                                                              =========
            Net loss                                          $ (12,256)
                                                              =========
            Basic and diluted net loss per common share       $   (0.26)
                                                              =========

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                            (unaudited) (continued)

  The above pro forma net loss for the six-month period ended June 30, 1998 includes combined historical charges for ceiling write-downs of oil and gas producing properties of $9,852,000.

4. Property and Equipment

  Internal general and administrative costs directly associated with oil and gas property acquisition, exploration and development activities have been capitalized in accordance with the accounting policies of the Company. Such costs totaled $18,000 for the six months ended June 30, 1999 and $19,000 for the six months ended June 30, 1998.

  Unevaluated oil and gas properties totaling $548,000 and $532,000 at June 30, 1999 and December 31, 1998, respectively, have been excluded from costs subject to depletion. The Company capitalized interest costs of $24,000 and $12,000 for the six-month periods ended June 30, 1999 and 1998, respectively, on these properties.

  The Company recorded write-downs of $3,355,000 and $1,370,000 to the carrying amounts of its Colombian and U.S. oil and gas properties, respectively, as a result of ceiling test limitations on capitalized costs through June 30, 1998. No such write-downs were required as of June 30, 1999. A future decrease in the prices the Company receives for its oil and gas production or downward reserve adjustments could result in a ceiling test write-down that is significant to the Company's operating results.

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

  Borrowings under the Bank Credit Facilities are payable as follows: $5,700,000 in April 1999, and thereafter $281,250 per month until final maturity on December 31, 2001. The terms of the Bank Credit Facilities, among other things, prohibit the Company from merging with another company or paying dividends, limit additional indebtedness, general and

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                            (unaudited) (continued)

  administrative expense, sales of assets and investments and require the maintenance of certain minimum financial ratios. As of June 30, 1999, the Company is not in compliance with various covenants under the Bank Credit Facilities. Moreover, the Company did not pay the $5,700,000 principal payment that was due April 30, 1999, and subsequent monthly principal payments of $281,250. As a result, the lender has the right to accelerate payment on the debt and, therefore, the Company has classified all long-term debt as current in the June 30, 1999 consolidated balance sheet.

  The Company is also required to maintain an escrow account pursuant to the Bank Credit Facilities. On March 31, 1999 and thereafter, the escrow account must contain the total of the following for the next succeeding three-month period: (i) the amount of the minimum monthly principal payments (as defined in the loan documents), plus (ii) the interest payments due on the combined loans, plus (iii) the amount of all fees due under the loan documents and under the Intercreditor Agreement. The Company is not in compliance with the requirements of the escrow account. See management's plans to convert the debt in note 2.

6. Interest and Other Income (Expense)

  A summary of interest and other income (expense) follows (in thousands):

                                                         Six Months Ended
                                                              June 30,
                                                        ------------------
                                                          1999       1998
                                                        -------    -------
            Gain on settlement of litigation            $    -     $   720
            Interest income                                  48         45
            Foreign currency exchange gain (loss)           118         (2)
            Other, net                                       11          8
                                                        -------    -------
                                                        $   177    $   771
                                                        =======    =======

7. Commitments and Contingencies

  The Company is engaged in ongoing operations on the Santana contract in Colombia. The contract obligations have been met, however, the Company may recomplete certain existing wells and engage in various other projects. The Company's share of the estimated future costs of these activities is approximately $0.6 million at June 30, 1999. Failure to fund certain expenditures could result in the forfeiture of all or part of the Company's interest in this contract. Any substantial increases in the amounts of the above referenced expenditures could adversely affect the Company's ability to meet these obligations.

  The Company will most likely fund the recompletion of certain wells through arrangements with service companies whereby the services are paid for with proceeds from the sale of incremental oil production. Any miscellaneous projects will be funded using cash provided from operations. Risks that could adversely affect funding of such activities include, among others, delays in obtaining any required environmental approvals and permits, cost overruns, failure to produce the reserves as projected or a decline in the sales price of oil. Depending on the results of future exploration and development activities, substantial expenditures which have not been included in the Company's cash flow projections may be required.

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

  Under the terms of the contracts with Ecopetrol, a minimum of 25% of all revenues from oil sold to Ecopetrol is paid in Colombian pesos which may only be utilized in Colombia. To date, the Company has experienced no difficulty in repatriating the remaining 75% of such payments, which are payable in U.S. dollars.

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

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                            (unaudited) (continued)

8. Segment Information

   The following is a summary of segment information of the Company as of and for the six-month periods ended June 30, 1999 and 1998 (in thousands):

                                                    United
                                                    States        Colombia         Total
                                                   ---------      ---------      ---------
   1999
   ----
   Oil and gas sales                                $     427      $   2,332      $   2,759
                                                    ---------      ---------      ---------
   Expense:
     Production                                           603          1,176          1,779
     Depreciation, depletion and amortization              73            547            620
     General and administrative                           638             41            679
     Recovery of losses on accounts receivable            (92)            -             (92)
     Severance                                             -              62             62
                                                    ---------      ---------      ---------
                                                        1,222          1,826          3,048
                                                    ---------      ---------      ---------

   Interest and other income (expense), net               117             60            177
   Interest expense                                      (158)          (416)          (574)
                                                    ---------      ---------      ---------

   Earnings (loss) before income taxes                   (836)           150           (686)
   Income taxes                                            -             127            127
                                                    ---------      ---------      ---------

   Net earnings (loss)                              $    (836)     $      23      $    (813)
                                                    =========      =========      =========

   Total assets                                     $   1,497      $   7,066      $   8,563
                                                    =========      =========      =========

   1998
   ----
   Oil and gas sales                                $     470      $   1,590      $   2,060
                                                    ---------      ---------      ---------
   Expense:
     Production                                           593            922          1,515
     Depreciation, depletion and amortization             243            931          1,174
     Write-down of oil and gas properties               1,370          3,355          4,725
     General and administrative                           650             10            660
                                                    ---------      ---------      ---------
                                                        2,856          5,218          8,074
                                                    ---------      ---------      ---------

   Interest and other income (expense), net               758             13            771
   Interest expense                                      (175)          (145)          (320)
                                                    ---------      ---------      ---------

   Loss before income taxes                            (1,803)        (3,760)        (5,563)
   Income taxes                                            -             166            166
                                                    ---------      ---------      ---------

   Net loss                                         $  (1,803)     $  (3,926)     $  (5,729)
                                                    =========      =========      =========

   Total assets                                     $   2,812      $   7,319      $  10,131
                                                    =========      =========      =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations.
--------------

Results of Operations
---------------------

Three Months Ended June 30, 1999 compared to Three Months Ended June 30, 1998
-----------------------------------------------------------------------------

                                        United States         Colombia
                                    ---------------------     --------
                                      Oil          Gas          Oil         Total
                                    --------     --------     --------     --------
            (Thousands)
            Revenue -- 1998         $    178     $     73     $    663     $    914
            Volume variance              (43)         (39)         346          264
            Price variance                32            2          376          410
            Other                         -           (13)          -           (13)
                                    --------     --------     --------     --------
            Revenue -- 1999         $    167     $     23     $  1,385     $  1,575
                                    ========     ========     ========     ========

Colombian oil volumes were 95,000 barrels in the second quarter of 1999, an increase of 33,000 barrels as compared to the second quarter of 1998. Such increase is due to a 52,000 barrel increase resulting from the acquisition of Garnet effective October 28, 1998, partially offset by a 20,000 barrel decrease resulting from production declines.

U.S. oil volumes were 11,000 barrels in 1999, down approximately 4,000 barrels from 1998. U.S. gas volumes before gas balancing adjustments were 6,000 thousand cubic feet (MCF) in 1999, down 16,000 MCF from 1998. Such decreases resulted primarily from normal production declines.

Colombian oil prices averaged $14.56 per barrel during the second quarter of 1999. The average price for the same period of 1998 was $10.61 per barrel. The Company's average U.S. oil price increased to $15.19 per barrel in 1999, up from $12.25 per barrel in 1998. In 1999 prices have been higher than in the second quarter of 1998 due to an increase in world oil prices. U.S. gas prices averaged $2.41 per MCF in 1999 compared to $1.93 per MCF in 1998.

In addition to the above-mentioned variances, U.S. gas revenue decreased approximately $13,000 as a result of gas balancing adjustments.

Operating costs increased approximately 23%, or $163,000, primarily due to the Garnet merger.

Depreciation, depletion and amortization decreased by 44%, or $219,000, primarily due to a decrease in costs subject to amortization resulting from property write-downs.

The Company recorded write-downs of $1,053,000 and $908,000 to the carrying amounts of its Colombian and U.S. oil and gas properties, respectively, as a result of ceiling test limitations on capitalized costs during the second quarter of 1998. No such write-downs were required during 1999.

The Company incurred severance expense of $62,000 during the second quarter of 1999 related to Colombian operations. The Company has taken significant cost cutting measures in Colombia since it merged with Garnet Resources Corporation, thereby acquiring operatorship of the Colombian properties.

Interest and other income increased $222,000 primarily due to a foreign currency exchange gain of $107,000 and the reversal of approximately $79,000 of accruals for loss contingencies which are no longer considered necessary. No similar amounts were recorded in 1998.

Interest expense increased $128,000 in the second quarter of 1999, primarily as a result of higher outstanding balances of long term debt.

Six Months Ended June 30, 1999 compared to Six Months Ended June 30, 1998
-------------------------------------------------------------------------

                                          United States       Colombia
                                    ---------------------     --------
                                       Oil          Gas          Oil        Total
            (Thousands)             --------     --------     --------     --------

            Revenue -- 1998         $    352     $    118     $  1,590     $  2,060
            Volume variance               (1)         (23)         696          672
            Price variance               (16)          12           46           42
            Other                         -           (15)          -           (15)
                                    --------     --------     --------     --------
            Revenue -- 1999         $    335     $     92     $  2,332     $  2,759
                                    ========     ========     ========     ========

Colombian oil volumes were 198,000 barrels in the first half of 1999, an increase of 60,000 barrels as compared to the first half of 1998. Such increase is due to a 109,000 barrel increase resulting from the acquisition of Garnet effective October 28, 1998, partially offset by a 49,000 barrel decrease resulting from production declines.

U.S. oil volumes were 27,000 barrels in 1999, approximately the same as 1998.
An increase of approximately 7,000 barrels was due to continuous production from the Company's Main Pass 41 field (shut-in for approximately 85 days during the first half of 1998 due to equipment failures), offset by a 7,000 barrel decrease resulting from normal production declines. U.S. gas volumes before gas balancing adjustments were 42,000 MCF in 1999, up 6,000 MCF from 1998. Of such increase, approximately 54,000 MCF was due to the aforementioned continuous production from the Main Pass 41 field, partially offset by a 48,000 MCF decline due to normal production declines.

Colombian oil prices averaged $11.76 per barrel during the first half of 1999. The average price for the same period of 1998 was $11.53 per barrel. The Company's average U.S. oil price decreased to $12.40 per barrel in 1999, down from $13.00 per barrel in 1998. U.S. gas prices averaged $1.86 per MCF in 1999 compared to $2.10 per MCF in 1998.

In addition to the above-mentioned variances, U.S. gas revenue decreased approximately $15,000 as a result of gas balancing adjustments.

Operating costs increased approximately 17%, or $264,000, primarily due to the Garnet merger.

Depreciation, depletion and amortization decreased by 47%, or $554,000, primarily due to a decrease in costs subject to amortization resulting from property write-downs.

The Company recorded write-downs of $3,355,000 and $1,370,000 to the carrying amounts of its Colombian and U.S. oil and gas properties, respectively, as a result of ceiling test limitations on capitalized costs during 1998. No such write-downs were required as of June 30, 1999.

The Company incurred severance expense of $62,000 during the first half of 1999 related to Colombian operations. The Company has taken significant cost cutting measures in Colombia since it merged with Garnet Resources Corporation, thereby acquiring operatorship of the Colombian properties.

Interest and other income decreased $594,000. During the first quarter of 1998 the Company realized a $720,000 gain on the settlement of litigation involving the administration of a take or pay contract settlement. No such gain was recorded in 1999; however, in 1999 a foreign currency exchange gain related to Colombian activity of $118,000 was recorded.

Interest expense increased $254,000 in the first half of 1999, primarily as a result of higher outstanding balances of long term debt.

Income taxes were $39,000 lower in 1999 principally as a result of lower Colombian "presumptive" income tax.

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

The Company is continuing the process of identifying the computers, software applications, and related equipment used in connection with its operations that must be modified, upgraded or replaced to minimize the possibility of a material disruption of its business. The Company has commenced the process of modifying, upgrading and replacing systems which have already been assessed as adversely affected by the Year 2000 problem, and expects to complete this process by the end of 1999.

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

New Accounting Pronouncements
-----------------------------

The Company is assessing the reporting and disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and hedging activities. The statement is effective for financial statements for fiscal years beginning after June 15, 2000. The Company believes SFAS No. 133 will not have a material impact on its financial statements or accounting policies. The Company will adopt the provisions of SFAS No. 133 in the first quarter of 2001.

Liquidity and Capital Resources
-------------------------------

During the last quarter of calendar year 1997 and throughout calendar year 1998, world oil prices declined dramatically. This decline in oil prices was particularly severe in Colombia. Colombian oil prices, during the twenty-four month period ended December 31, 1998, fell from a high of $22.71 per barrel in January 1997 to $7.50 per barrel in December 1998. Whereas the sale price for crude oil from the Santana contract averaged $19.82 per barrel in 1996 and $17.39 per barrel in 1997, the sale price averaged $10.31 per barrel during calendar year 1998 and $11.76 per barrel during the first half of 1999.

These price declines have materially and adversely affected the results of operations and the financial position of the Company. During the years ended December 31, 1998, 1997 and 1996, the Company reported net losses of $17.1 million, $22.5 million and $0.9 million, respectively, and declining amounts of net cash provided by (used in) operating activities of $(0.05) million, $1.7 million and $8.9 million, respectively. The Company recorded an additional net loss of $0.8 million for the six-month period ended June 30, 1999. The Company's stockholders' deficit was approximately $11.9 million as of June 30, 1999.

The Company is highly leveraged with $14.5 million in current debt as of June 30, 1999, pursuant to bank credit facilities with ING (U.S.) Capital Corporation ("ING Capital"), the U.S. Overseas Private Investment Corporation ("OPIC") and Chase Bank of Texas, N.A. ("Chase"), as more fully described in note 5 to the condensed consolidated financial statements.

The Company is not in compliance with various covenants under the bank credit facilities nor is it in compliance with the minimum escrow balance required thereunder. As a result, the lender has the right to accelerate payment on the debt and, therefore, the Company has classified all long-term debt as current in the June 30, 1999 consolidated balance sheet. Furthermore, the Company was unable to pay the principal payment of $5.7 million due on April 30, 1999, and subsequent monthly principal payments of $281,250. The Company has paid the related interest through June 30, 1999; however, the interest due July 30, 1999, has not been paid. Assuming no change in its capital structure, the Company will not have the financial resources to pay the future minimum monthly principal payments of $281,250 through December 31, 2001.

On February 22, 1999, the Company signed a letter of intent to merge with Sharpe Resources Corporation ("Sharpe"), a publicly traded oil and gas exploration and production company incorporated in Ontario, Canada. As part of the merger arrangements, the Company's lenders (i.e., ING Capital, OPIC and Chase) had agreed in principle to cancel the Company's $14.6 million of outstanding debt in exchange for a cash payment of $5 million, plus $3 million of preferred stock in the merged entity and 25% of the common shares to be issued to the Aviva shareholders. On April 27, 1999, however, the merger discussions with Sharpe were terminated as a result of the inability of the parties to reach agreement on terms and conditions of the proposed merger.

On May 19, 1999, the Company engaged Triumph Securities Corporation as an investment banker to assist in recapitalizing the Company with up to $10 million for the purchase of the Company's outstanding bank debt, drilling, and acquisitions. A recapitalization pursuant to this engagement has not been achieved. On July 23, 1999, the Company terminated Triumph's engagement as the Company's investment banker.

Management of the Company is currently in discussions with the Company's lenders concerning the conversion of the Company's outstanding bank debt, which currently is $14.5 million, into common stock of the Company. Under management's proposal, the outstanding debt and accrued interest thereon would be exchanged for 200 million newly issued common shares of the Company. Following such an exchange, the lenders would own approximately 81% of the then outstanding shares of the Company and the Company's future cash flows would be available for working capital, drilling and acquisitions. Management believes this debt conversion can be achieved and will provide the Company with the liquidity necessary to continue operations and reposition the Company in order to take advantage of a rebounding petroleum industry.

While management of the Company is pursuing the debt conversion assiduously, its ability to effect such a conversion is dependent upon the Company's lenders, a matter that is beyond the control of the Company. In particular, the Company's lenders must consent to waive the defaults of the Company under its bank credit facilities pending preparation, negotiation, execution and delivery of definitive debt conversion agreements. The Company's lenders have not yet and may not ever agree to a conversion of the Company's debt. If the Company is unable to consummate the debt conversion, then, in the absence of another business transaction, the Company cannot achieve compliance with nor make principal payments required by the bank credit facilities and, accordingly, the lenders could declare a default, accelerate all amounts outstanding, and attempt to realize upon the collateral securing the debt. As a result of this uncertainty, management believes there is substantial doubt about the Company's ability to continue as a going concern.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

The Company is exposed to market risk from changes in interest rates on debt and changes in commodity prices.

The Company's exposure to interest rate risk relates to variable rate loans that are benchmarked to LIBOR interest rates. The Company does not use derivative financial instruments to manage overall borrowing costs or reduce exposure to adverse fluctuations in interest rates. The impact on the Company's results of operations of a one-point interest rate change on the outstanding balance of the variable rate debt as of June 30, 1999 would be immaterial.

The Company produces and sells crude oil and natural gas. These commodities are sold based on market prices established with the buyers. The Company does not use financial instruments to hedge commodity prices.

PART II - OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities
----------------------------------------

The Company is in default with respect to its Bank Credit Facilities. For more information see notes 2 and 5 to the condensed consolidated financial statements and Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources, as set forth elsewhere herein.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

a) Exhibits
-----------

27.1   Financial Data Schedule.

b) Reports on Form 8-K
----------------------

The Company filed the following Current Reports on Form 8-K during and subsequent to the end of the second quarter:

 Date of 8-K        Description of 8-K
--------------      -------------------

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

                                         AVIVA PETROLEUM INC.



Date:  August 12, 1999                   /s/ Ronald Suttill
                                         ------------------
                                         Ronald Suttill
                                         President and Chief Executive Officer



                                         /s/  James L. Busby
                                         -------------------
                                         James L. Busby
                                         Treasurer and Secretary
                                         (Principal Financial and Accounting
                                          Officer)

                               INDEX TO EXHIBITS

Exhibit
Number      Description of Exhibit
------      ----------------------

 27.1       Financial Data Schedule.