Form 10-Q
period 1999-09-30
AVIVA PETROLEUM INC /TX/
filed 1999-11-12
CIK 910659

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


 [ X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            For the quarterly period ended    SEPTEMBER 30, 1999
                                           ------------------------

                                      OR

 [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the transition period from        to
                                                  ------    -------

                        Commission File Number  0-22258


                             AVIVA PETROLEUM INC.
            (Exact name of registrant as specified in its charter)

Texas                                                          75-1432205
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                               Identification
                                                                 Number)

8235 Douglas Avenue,                                             75225
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

Number of shares of Common Stock, no par value, outstanding at September 30, 1999, was 46,900,132 of which 25,383,690 shares of Common Stock were represented by Depositary Shares. Each Depositary Share represents five shares of Common Stock held by a Depositary.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
-----------------------------

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheet
                    (in thousands, except number of shares)
                                  (unaudited)

                                                                                         September 30,         December 31,
                                                                                             1999                 1998
                                                                                        ---------------      ---------------
ASSETS

Current assets:
 Cash and cash equivalents                                                               $          125       $        1,712
 Restricted cash                                                                                      4                  417
 Accounts receivable                                                                              1,839                1,503
 Inventories                                                                                        771                  836
 Prepaid expenses and other                                                                          65                  627
                                                                                        ---------------      ---------------
   Total current assets                                                                           2,804                5,095
                                                                                        ---------------      ---------------

Property and equipment, at cost (note 4):
 Oil and gas properties and equipment (full cost method)                                         68,527               68,636
 Other                                                                                              523                  612
                                                                                        ---------------      ---------------
                                                                                                 69,050               69,248
   Less accumulated depreciation, depletion
     and amortization                                                                           (64,944)             (64,440)
                                                                                        ---------------      ---------------
                                                                                                  4,106                4,808
Other assets                                                                                      1,539                1,519
                                                                                        ---------------      ---------------
                                                                                         $        8,449       $       11,422
                                                                                        ===============      ===============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Current portion of long term debt (note 5)                                              $       14,495       $       14,805
 Accounts payable                                                                                 3,099                5,526
 Accrued liabilities                                                                                578                  308
                                                                                        ---------------      ---------------
   Total current liabilities                                                                     18,172               20,639
                                                                                        ---------------      ---------------

Gas balancing obligations and other                                                               1,867                1,866
Stockholders' deficit:
 Common stock, no par value, authorized 348,500,000 shares;
   issued 46,900,132 shares at September 30, 1999 and
   46,700,132 shares at December 31, 1998                                                         2,345                2,335
 Additional paid-in capital                                                                      34,855               34,862
 Accumulated deficit/*/                                                                         (48,790)             (48,280)
                                                                                        ---------------      ---------------
   Total stockholders' deficit                                                                  (11,590)             (11,083)

Commitments and contingencies (note 7)
                                                                                        ---------------      ---------------
                                                                                         $        8,449       $       11,422
                                                                                        ===============      ===============

/*/  Accumulated deficit of $70,057 was eliminated at December 31, 1992 in connection with a quasi-reorganization.

See accompanying notes to condensed consolidated financial statements.

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
                Condensed Consolidated Statement of Operations
                     (in thousands, except per share data)
                                  (unaudited)



                                                       Three Months Ended        Nine Months Ended
                                                          September 30,             September 30,

                                                         1999      1998             1999      1998
                                                       --------  --------         --------  ---------
Oil and gas sales                                      $  1,955  $    518         $  4,714  $   2,578
                                                       --------  --------         --------  ---------

Expense:
 Production                                                 918       707            2,697      2,222
 Depreciation, depletion and amortization                   242       239              862      1,413
 Write-down of oil and gas properties (note 4)                -         -                -      4,725
 General and administrative                                 247       222              926        882
 Provision for (recovery of) losses on accounts
   receivable                                               (13)        -             (105)         -
 Severance                                                    -         -               62          -
                                                       --------  --------         --------  ---------

   Total expense                                          1,394     1,168            4,442      9,242
                                                       --------  --------         --------  ---------

Other income (expense):
 Interest and other income (expense), net (note 6)          122       165              299        936
 Interest expense                                          (326)     (168)            (900)      (488)
                                                       --------  --------         --------  ---------

   Total other income (expense)                            (204)       (3)            (601)       448
                                                       --------  --------         --------  ---------

Earnings (loss) before income taxes                         357      (653)            (329)    (6,216)

Income taxes                                                 54        60              181        226
                                                       --------  --------         --------  ---------

     Net earnings (loss)                               $    303  $   (713)        $   (510) $  (6,442)
                                                       ========  ========         ========  =========

Weighted average common shares outstanding -
 basic and diluted                                       46,900    31,726           46,784     31,565
                                                       ========  ========         ========  =========

Basic and diluted net earnings (loss) per
 common share                                          $    .01  $   (.02)        $  (.01)  $    (.20)
                                                       ========  ========         =======   =========


See accompanying notes to condensed consolidated financial statements.

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
                Condensed Consolidated Statement of Cash Flows
                                (in thousands)
                                  (unaudited)



                                                              Nine Months Ended
                                                                September 30,

                                                               1999       1998
                                                              ------     ------

Net loss                                                     $  (510) $  (6,442)
Adjustments to reconcile net loss to net cash
 provided by operating activities:
  Depreciation, depletion and amortization                       862      1,413
  Write-down of oil and gas properties                             -      4,725
  Changes in working capital and other                        (1,713)       484
                                                              ------     ------

   Net cash provided by (used in) operating activities        (1,361)       180
                                                              ------     ------

Cash flows from investing activities:
  Property and equipment expenditures                           (140)      (900)
  Other                                                           38       (226)
                                                              ------     ------

   Net cash used in investing activities                        (102)    (1,126)
                                                              ------     ------

Cash flows from financing activities:
  Proceeds from long term debt                                     -        760
  Principal payments on long term debt                          (300)      (250)
                                                              ------     ------

   Net cash provided by (used in) financing activities          (300)       510
                                                              ------     ------


Effect of exchange rate changes on cash and
   cash equivalents                                              176         24
                                                              ------     ------

Net decrease in cash and cash equivalents                     (1,587)      (412)
Cash and cash equivalents at beginning of the period           1,712        690
                                                              ------     ------

Cash and cash equivalents at end of the period               $   125  $     278
                                                              ======     ======



See accompanying notes to condensed consolidated financial statements.

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
           Condensed Consolidated Statement of Stockholders' Deficit
                    (in thousands, except number of shares)
                                  (unaudited)





                                     Common Stock
                                  ------------------
                                                    Additional                    Total
                                    Number            Paid-in   Accumulated    Stockholders'
                                  of Shares   Amount  Capital     Deficit        Deficit
                                  ----------  ------  --------  ------------  --------------

Balances at December 31, 1998     46,700,132  $2,335  $ 34,862   $   (48,280)  $     (11,083)

Issuance of common stock
  pursuant to investment
  banking agreement                  200,000      10        (7)            -               3

Net loss                                   -       -         -          (510)           (510)
                                  ----------  ------  --------   -----------  --------------

Balances at September 30, 1999    46,900,132  $2,345  $ 34,855    $  (48,790)  $     (11,590)
                                  ==========  ======  ========   ===========  ==============



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

2. Liquidity

   During the last quarter of calendar year 1997 and throughout calendar year 1998, world oil prices declined dramatically. This decline in oil prices was particularly severe in Colombia. Colombian oil prices, during the twenty-four month period ended December 31, 1998, fell from a high of $22.71 per barrel in January 1997 to $7.50 per barrel in December 1998. Whereas the sale price for crude oil from the Santana contract averaged $19.82 per barrel in 1996 and $17.39 per barrel in 1997, the sale price averaged $10.31 per barrel during calendar year 1998 and $13.82 per barrel during the first nine months of 1999.

   These price declines have materially and adversely affected the results of operations and the financial position of the Company. During the years ended December 31, 1998, 1997 and 1996, the Company reported net losses of $17.1 million, $22.5 million and $0.9 million, respectively, and declining amounts of net cash provided by (used in) operating activities of $(0.05) million, $1.7 million and $8.9 million, respectively. The Company recorded an additional net loss of $0.5 million for the nine-month period ended September 30, 1999. The Company's stockholders' deficit was approximately $11.6 million as of September 30, 1999.

   Although world oil prices have substantially recovered in recent months, the Company remains highly leveraged with $14.5 million in current debt as of September 30, 1999, pursuant to bank credit facilities with ING (U.S.) Capital Corporation ("ING Capital"), the U.S. Overseas Private Investment Corporation ("OPIC") and Chase Bank of Texas, N.A. ("Chase"), as more fully described in note 5.

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                            (unaudited) (continued)

  The Company is not in compliance with various covenants under the bank credit facilities nor is it in compliance with the minimum escrow balance required thereunder. As a result, the lender has the right to accelerate payment on the debt and, therefore, the Company has classified all long-term debt as current in the September 30, 1999 consolidated balance sheet. Furthermore, the Company was unable to pay the principal payment of $5.7 million due on April 30, 1999, and subsequent monthly principal payments of $281,250 (an aggregate of $7,106,250 through September 30, 1999). The Company has paid the related interest through June 30, 1999; however, interest due subsequent to this date has not been paid. Assuming no change in its capital structure, the Company will not have the financial resources to pay the future minimum monthly principal payments of $281,250 due through December 31, 2001.

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

  On May 19, 1999, the Company engaged Triumph Securities Corporation as an investment banker to assist in recapitalizing the Company with up to $10 million for drilling, acquisitions and the purchase of the Company's outstanding bank debt. A recapitalization pursuant to this engagement was not achieved. On July 23, 1999, the Company terminated Triumph's engagement as the Company's investment banker.

  Management of the Company is currently in discussions with the Company's lenders concerning the conversion of the Company's outstanding bank debt, which currently is $14.5 million, into common stock of the Company. Under management's most recent proposal, the outstanding debt and accrued interest thereon would be exchanged for 298 million newly issued common shares of the Company. Following such an exchange, the lenders would own approximately 86% of the then outstanding shares of the Company and the Company's future cash flows would be available for working capital, drilling and acquisitions. Management believes this debt conversion can be achieved and will provide the Company with the liquidity necessary to continue operations and reposition the Company.

  While management of the Company is pursuing the debt conversion assiduously, its ability to effect such a conversion is dependent upon the Company's lenders, a matter that is beyond the control of the Company. In particular, the Company's lenders must consent to waive the defaults of the Company under its bank credit facilities pending preparation, negotiation, execution and delivery of definitive debt conversion agreements. The Company's lenders have not yet and may not ever agree to a conversion of the Company's debt. If the Company is unable to consummate the debt conversion, then, in the absence of another business transaction, the Company cannot achieve compliance with nor make payments required by the bank credit facilities and, accordingly, the lenders could declare a default, accelerate all amounts outstanding, and attempt to realize upon the collateral securing the debt. As a result of this uncertainty, management believes there is substantial doubt about the Company's ability to continue as a going concern.

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
                                            =======

   The following sets forth selected consolidated financial information for the Company on a pro forma basis for the nine-month period ended September 30, 1998, assuming the Garnet merger had occurred on January 1, 1997. The following selected pro forma combined financial information is based on the historical consolidated statements of operations of Aviva and Garnet as adjusted to give effect to the merger using the purchase method of accounting for business combinations. In addition, the following selected pro forma combined financial information gives effect to the purchase of Garnet debentures by Aviva pursuant to the Debenture Purchase Agreement, the borrowing by Aviva of $15 million pursuant to the bank loans (as discussed in note 5) and the application of such funds to refinance Aviva's outstanding debt and the debt to Chase of a Garnet subsidiary (as discussed above). The following selected pro forma combined financial information may not necessarily reflect the financial condition or results of operations of Aviva that would actually have resulted had the merger occurred as of the date and for the period indicated or reflect the future results of operations of Aviva (in thousands, except per share amounts).

            Revenues                        $ 4,981
                                            =======
            Net loss                        $13,454
                                            =======
            Basic and diluted net loss
             per common share               $  (.29)
                                            =======

   The above pro forma net loss for the nine-month period ended September 30, 1998 includes combined historical charges for ceiling write-downs of oil and gas producing properties of $9,853,000.

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                            (unaudited) (continued)

4. Property and Equipment

   Internal general and administrative costs directly associated with oil and gas property acquisition, exploration and development activities have been capitalized in accordance with the accounting policies of the Company. Such costs totaled $31,000 for the nine months ended September 30, 1999 and $32,000 for the nine months ended September 30, 1998.

   Unevaluated oil and gas properties totaling $550,000 and $532,000 at September 30, 1999 and December 31, 1998, respectively, have been excluded from costs subject to depletion. The Company capitalized interest costs of $36,000 and $9,000 for the nine-month periods ended September 30, 1999 and 1998, respectively, on these properties.

   The Company recorded write-downs of $3,355,000 and $1,370,000 to the carrying amounts of its Colombian and U.S. oil and gas properties, respectively, as a result of ceiling test limitations on capitalized costs through September 30, 1998. No such write-downs were required as of September 30, 1999. A future decrease in the prices the Company receives for its oil and gas production or downward reserve adjustments could result in a ceiling test write-down that is significant to the Company's operating results.

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

   Borrowings under the Bank Credit Facilities are payable as follows:
   $5,700,000 in April 1999, and thereafter $281,250 per month until final maturity on December 31, 2001. The terms of the Bank Credit Facilities, among other things, prohibit the Company from merging with another company or paying dividends, limit additional indebtedness, general and administrative expense, sales of assets and investments

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                            (unaudited) (continued)

   and require the maintenance of certain minimum financial ratios. As of September 30, 1999, the Company is not in compliance with various covenants under the Bank Credit Facilities. Moreover, the Company did not pay the $5,700,000 principal payment that was due April 30, 1999, subsequent monthly principal payments of $281,250, and interest due subsequent to June 30, 1999. As a result, the lender has the right to accelerate payment on the debt and, therefore, the Company has classified all long-term debt as current in the September 30, 1999 consolidated balance sheet.

   The Company is also required to maintain an escrow account pursuant to the Bank Credit Facilities. As of March 31, 1999 and thereafter, the escrow account must contain the total of the following for the next succeeding three-month period: (i) the amount of the minimum monthly principal payments (as defined in the loan documents), plus (ii) the interest payments due on the combined loans, plus (iii) the amount of all fees due under the loan documents and under the Intercreditor Agreement. The Company is not in compliance with the requirements of the escrow account. See management's plans to convert the debt in note 2.

6. Interest and Other Income (Expense)

   A summary of interest and other income (expense) follows (in thousands):

                                                Nine Months Ended
                                                  September 30,
                                               1999             1998
                                             --------         --------
       Gain on settlement of litigation      $      -         $    720
       Interest income                             70               66
       Foreign currency exchange gain (loss)      234               24
       Other, net                                  (5)             126
                                             --------         --------
                                             $    299         $    936
                                             ========         ========

7. Commitments and Contingencies

   The Company is engaged in ongoing operations on the Santana contract in Colombia. The contract obligations have been met, however, the Company may recomplete certain existing wells and engage in various other projects. The Company's share of the estimated future costs of these activities is approximately $0.6 million at September 30, 1999. Failure to fund certain expenditures could result in the forfeiture of all or part of the Company's interest in this contract. Any substantial increases in the amounts of the above referenced expenditures could adversely affect the Company's ability to meet these obligations.

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

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                            (unaudited) (continued)

  On August 3, 1998, leftist Colombian guerrillas inflicted significant damage on the Company's oil processing and storage facilities at the Mary field, and to a lesser extent, at the Linda facilities. Since that time the Company has been subject to lesser attacks on its pipelines, wells and equipment resulting in only minor interruptions of oil sales. The Colombian army guards the Company's operations; however, there can be no assurance that the Company's operations will not be the target of additional guerrilla attacks in the future. The damages resulting from the above referenced attacks were substantially covered by insurance. There can be no assurance that such coverage will remain available or affordable.

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

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                            (unaudited) (continued)

8. Segment Information

   The following is a summary of segment information of the Company as of and for the nine-month periods ended September 30, 1999 and 1998 (in thousands):

                                                 United
                                                 States      Colombia        Total
                                                --------     ---------     ---------
1999
----
Oil and gas sales                               $    773     $   3,941     $   4,714
                                                --------     ---------     ---------

Expense:
   Production                                        910         1,787         2,697
   Depreciation, depletion and amortization          113           749           862
   General and administrative                        864            62           926
   Recovery of losses on accounts receivable        (105)            -          (105)
   Severance                                           -            62            62
                                                --------     ---------     ---------
                                                   1,782         2,660         4,442
                                                --------     ---------     ---------

Interest and other income (expense), net             133           166           299
Interest expense                                    (240)         (660)         (900)
                                                --------     ---------     ---------

Earnings (loss) before income taxes               (1,116)          787          (329)
Income taxes                                           -           181           181
                                                --------     ---------     ---------

Net earnings (loss)                             $ (1,116)    $     606     $    (510)
                                                ========     =========     =========

Total assets                                    $  1,675     $   6,774     $   8,449
                                                ========     =========     =========

1998
----
Oil and gas sales                               $    597     $   1,981     $   2,578
                                                --------     ---------     ---------

Expense:
   Production                                        950         1,272         2,222
   Depreciation, depletion and amortization          294         1,119         1,413
   Write-down of oil and gas properties            1,370         3,355         4,725
   General and administrative                        868            14           882
                                                --------     ---------     ---------
                                                   3,482         5,760         9,242
                                                --------     ---------     ---------

Interest and other income (expense), net             779           157           936
Interest expense                                    (263)         (225)         (488)
                                                --------     ---------     ---------

Loss before income taxes                          (2,369)       (3,847)       (6,216)
Income taxes                                           -           226           226
                                                --------     ---------     ---------

Net loss                                        $ (2,369)    $  (4,073)    $  (6,442)
                                                ========     =========     =========

Total assets                                    $  3,646     $   7,046     $  10,692
                                                ========     =========     =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations.
--------------

Results of Operations
---------------------

Three Months Ended September 30, 1999 compared to Three Months Ended
----------------------------------------------------------------------
September 30, 1998
------------------

                          United States            Colombia
                               Oil         Gas       Oil        Total
                          -------------   -----    --------    -------
       (Thousands)

       Revenue - 1998       $      104    $  22     $   392    $   518

       Volume variance              88        7         555        650

       Price variance              134       (7)        662        789

       Other                         -       (2)          -         (2)
                          -------------   -----    --------    -------

       Revenue - 1999       $      326    $  20     $ 1,609    $ 1,955
                          =============   =====    ========    =======

Colombian oil volumes were 87,000 barrels in the third quarter of 1999, an increase of 51,000 barrels as compared to the third quarter of 1998. Such increase is due to a 48,000 barrel increase resulting from the acquisition of Garnet effective October 28, 1998, and an increase of 23,000 barrels due to continuous production in 1999 (1998 production was interrupted by guerilla attacks that damaged oil processing and storage facilities), partially offset by a 20,000 barrel decrease resulting from normal production declines.

U.S. oil volumes were 17,000 barrels in 1999, up approximately 8,000 barrels from 1998. Of such increase, approximately 3,000 barrels was due to the Company's Breton Sound 31 field being shut-in during September 1998 due to the drilling and completion of a saltwater disposal well and adverse weather and approximately 5,000 barrels was due to the Company's Main Pass 41 field being shut-in for approximately 70 days during the third quarter of 1998 due to upgrading and modification of production and water treatment facilities and adverse weather. No similar problems occurred in 1999.

U.S. gas volumes before gas balancing adjustments were 4,000 thousand cubic feet
(MCF) in 1999, down 4,000 MCF from 1998. The Company's gas production comes almost entirely from the Main Pass 41 field whereat the current operator has been unable to maintain the gas production. Such operator has proposed the abandonment of the platform and wells as of December 31, 1999, and, accordingly it is unlikely there will be any gas or oil production from this field beyond that date. The Company's share of the estimated abandonment costs is approximately $477,000, of which approximately $210,000 has been funded through an abandonment account. The Company will attempt to assign its interest and remaining liabilities in this platform to a third party in exchange for salvage value of the platform. There can be no assurance such an assignment can be completed.

Colombian oil prices averaged $18.53 per barrel during the third quarter of 1999. The average price for the same period of 1998 was $10.90 per barrel. The Company's average U.S. oil price increased to $19.42 per barrel in 1999, up from $11.45 per barrel in 1998. In 1999 prices have been higher than in the third quarter of 1998 due to an increase in world oil prices.

Operating costs increased approximately 30%, or $211,000, primarily due to the increase in ownership following the Garnet merger.

Interest expense increased $158,000 in the third quarter of 1999, primarily as a result of higher outstanding balances of long term debt.

Nine Months Ended September 30, 1999 compared to Nine Months Ended September 30,
--------------------------------------------------------------------------------
1998
----

                          United States         Colombia
                               Oil        Gas     Oil      Total
                          -------------  -----  --------  -------
       (Thousands)

       Revenue - 1998         $     455  $ 142  $  1,981  $ 2,578

       Volume variance               97    (16)    1,269    1,350
       Price variance               109      4       691      804

       Other                          -    (18)        -      (18)
                          -------------  -----   -------  -------

       Revenue - 1999         $     661  $ 112   $ 3,941  $ 4,714
                          =============  =====   =======  =======

Colombian oil volumes were 285,000 barrels in the first nine months of 1999, an increase of 111,000 barrels as compared to the first nine months of 1998. Such increase is due to a 156,000 barrel increase resulting from the acquisition of Garnet effective October 28, 1998, and an increase of 23,000 barrels due to continuous production in 1999 (1998 production was interrupted by guerrilla attacks that damaged oil processing and storage facilities), partially offset by a 68,000 barrel decrease resulting from production declines.

U.S. oil volumes were 44,000 barrels in 1999, an increase of 8,000 barrels as compared to 1998. An increase of approximately 13,000 barrels was due to continuous production from the Company's Main Pass 41 field (shut-in for approximately 155 days during the first nine months of 1998 due to equipment failures), offset by a 5,000 barrel decrease resulting from normal production declines. U.S. gas volumes before gas balancing adjustments were 45,000 MCF in 1999, up 2,000 MCF from 1998. Of such increase, approximately 99,000 MCF was due to the aforementioned continuous production from the Main Pass 41 field, partially offset by a 97,000 MCF production decline. See "Results of Operations--Three Months Ended September 30, 1999 compared to Three Months Ended September 30, 1998" for discussion of the Main Pass 41 abandonment.

Colombian oil prices averaged $13.82 per barrel during the first nine months of 1999. The average price for the same period of 1998 was $11.40 per barrel. The Company's average U.S. oil price increased to $15.09 per barrel in 1999, up from $12.61 per barrel in 1998. U.S. gas prices averaged $2.00 per MCF in 1999 compared to $2.11 per MCF in 1998.

In addition to the above-mentioned variances, U.S. gas revenue decreased approximately $18,000 as a result of gas balancing adjustments.

Operating costs increased approximately 21%, or $475,000, primarily due to the increase in ownership following the Garnet merger.

Depreciation, depletion and amortization decreased by 39%, or $551,000, primarily due to a decrease in costs subject to amortization resulting from property write-downs.

The Company recorded write-downs of $3,355,000 and $1,370,000 to the carrying amounts of its Colombian and U.S. oil and gas properties, respectively, as a result of ceiling test limitations on capitalized costs during 1998. No such write-downs were required as of September 30, 1999.

The Company incurred severance expense of $62,000 during the first nine months of 1999 related to Colombian operations. The Company has taken significant cost cutting measures in Colombia since it merged with Garnet Resources Corporation and took over operatorship of the Colombian properties.

Interest and other income decreased $637,000. During the first quarter of 1998 the Company realized a $720,000 gain on the settlement of litigation involving the administration of a take or pay contract settlement. No such gain was recorded in 1999; however, in 1999 a foreign currency exchange gain related to Colombian activity of $234,000 was recorded.

Interest expense increased $412,000 in the first nine months of 1999, primarily as a result of higher outstanding balances of long term debt.

Income taxes were $45,000 lower in 1999 principally as a result of lower Colombian "presumptive" income tax.

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

The Company is continuing the process of identifying the computers, software applications, and related equipment used in connection with its operations that must be modified, upgraded or replaced to minimize the possibility of a material disruption of its business. The Company has commenced the process of modifying, upgrading and replacing systems which have already been assessed as adversely affected by the Year 2000 problem, and expects to complete this process prior to the end of 1999.

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

Because the Company's assessment is not complete, it is unable to accurately predict the total cost to the Company of completing any required modifications, upgrades, or replacements of its systems or equipment. The Company does not, however, believe that such total cost will exceed a total of $200,000, of which approximately $70,000 has been incurred as of November 11, 1999. The Company expects to identify and resolve all Year 2000 problems that could materially adversely affect its business operations. However, management believes that it is not possible to determine with complete certainty that all Year 2000 problems affecting the Company, its purchasers or its suppliers have been identified or corrected. The number of devices that could be affected and the interactions among these devices are simply too numerous. In addition, no one can accurately predict how many Year 2000 problem-related failures will occur or the severity, duration, or financial consequences of these perhaps inevitable failures. As a result, management expects that the Company will likely suffer the following consequences: (i) a significant number of operational inconveniences and inefficiencies for the Company, its purchasers and its suppliers will divert management's time and attention and financial and human resources from its ordinary business activities; (ii) a few serious system failures that will require significant effort by the Company, its purchasers or its suppliers to prevent or alleviate material business disruptions; (iii) several routine business disputes and claims due to Year 2000 problems that will be resolved in the ordinary course of business; and (iv) possible business disputes alleging that the Company failed to comply with the terms of its contracts or industry standards of performance, some of which could result in litigation.

The Company has developed certain contingency plans to be implemented if its efforts to identify and correct Year 2000 problems affecting its operational systems and equipment are not effective. The Company plans to complete its contingency plans prior to the end of 1999. Depending on the systems affected, any contingency plans developed by the Company, if implemented, could have a material adverse effect on the Company's financial condition and results of operations.

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

Liquidity and Capital Resources
-------------------------------

During the last quarter of calendar year 1997 and throughout calendar year 1998, world oil prices declined dramatically. This decline in oil prices was particularly severe in Colombia. Colombian oil prices, during the twenty-four month period ended December 31, 1998, fell from a high of $22.71 per barrel in January 1997 to $7.50 per barrel in December 1998. Whereas the sale price for crude oil from the Santana contract averaged $19.82 per barrel in 1996 and $17.39 per barrel in 1997, the sale price averaged $10.31 per barrel during calendar year 1998 and $13.82 per barrel during the first nine months of 1999.

These price declines have materially and adversely affected the results of operations and the financial position of the Company. During the years ended December 31, 1998, 1997 and 1996, the Company reported net losses of $17.1 million, $22.5 million and $0.9 million, respectively, and declining amounts of net cash provided by (used in) operating activities of $(0.05) million, $1.7 million and $8.9 million, respectively. The Company recorded an additional net loss of $0.5 million for the nine-month period ended September 30, 1999. The Company's stockholders' deficit was approximately $11.6 million as of September 30, 1999.

Although world oil prices have substantially recovered in recent months, the Company remains highly leveraged with $14.5 million in current debt as of September 30, 1999, pursuant to bank credit facilities with ING (U.S.) Capital Corporation ("ING Capital"), the U.S. Overseas Private Investment Corporation ("OPIC") and Chase Bank of Texas, N.A. ("Chase"), as more fully described in note 5 to the condensed consolidated financial statements.

The Company is not in compliance with various covenants under the bank credit facilities nor is it in compliance with the minimum escrow balance required thereunder. As a result, the lender has the right to accelerate payment on the debt and, therefore, the Company has classified all long-term debt as current in the September

30, 1999 consolidated balance sheet. Furthermore, the Company was unable to pay the principal payment of $5.7 million due on April 30, 1999, and subsequent monthly principal payments of $281,250 (an aggregate of $7,106,250 through September 30, 1999). The Company has paid the related interest through June 30, 1999; however, interest due subsequent to this date has not been paid. Assuming no change in its capital structure, the Company will not have the financial resources to pay the future minimum monthly principal payments of $281,250 through December 31, 2001.

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

On May 19, 1999, the Company engaged Triumph Securities Corporation as an investment banker to assist in recapitalizing the Company with up to $10 million for drilling, acquisitions and the purchase of the Company's outstanding bank debt. A recapitalization pursuant to this engagement was not achieved. On July 23, 1999, the Company terminated Triumph's engagement as the Company's investment banker.

Management of the Company is currently in discussions with the Company's lenders concerning the conversion of the Company's outstanding bank debt, which currently is $14.5 million, into common stock of the Company. Under management's most recent proposal, the outstanding debt and accrued interest thereon would be exchanged for 298 million newly issued common shares of the Company. Following such an exchange, the lenders would own approximately 86% of the then outstanding shares of the Company and the Company's future cash flows would be available for working capital, drilling and acquisitions. Management believes this debt conversion can be achieved and will provide the Company with the liquidity necessary to continue operations and reposition the Company.

While management of the Company is pursuing the debt conversion assiduously, its ability to effect such a conversion is dependent upon the Company's lenders, a matter that is beyond the control of the Company. In particular, the Company's lenders must consent to waive the defaults of the Company under its bank credit facilities pending preparation, negotiation, execution and delivery of definitive debt conversion agreements. The Company's lenders have not yet and may not ever agree to a conversion of the Company's debt. If the Company is unable to consummate the debt conversion, then, in the absence of another business transaction, the Company cannot achieve compliance with nor make payments required by the bank credit facilities and, accordingly, the lenders could declare a default, accelerate all amounts outstanding, and attempt to realize upon the collateral securing the debt. As a result of this uncertainty, management believes there is substantial doubt about the Company's ability to continue as a going concern.

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

The Company's exposure to interest rate risk relates to variable rate loans that are benchmarked to LIBOR interest rates. The Company does not use derivative financial instruments to manage overall borrowing costs or reduce exposure to adverse fluctuations in interest rates. The impact on the Company's results of operations of a one-point interest rate change on the outstanding balance of the variable rate debt as of September 30, 1999 would be immaterial.

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

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

a) Exhibits
-----------

27.1 Financial Data Schedule.

b) Reports on Form 8-K
----------------------

The Company did not file any Current Reports on Form 8-K during or subsequent to the end of the third quarter of 1999.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         AVIVA PETROLEUM INC.



Date:  November 11, 1999                 /s/ Ronald Suttill
                                         ------------------
                                         Ronald Suttill
                                         President and Chief Executive Officer




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