Form 10-K405
period 1999-12-31
AVIVA PETROLEUM INC /TX/
filed 2000-03-30
CIK 910659

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

       [ X ]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

              For the fiscal year ended      DECEMBER 31, 1999
                                          ------------------------

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

                        Common Stock, without par value

*The Company's Depositary Shares were delisted by the American Stock Exchange effective as of April 9, 1999.

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
                                        -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   x   .
           ------

The aggregate market value of voting and non-voting securities held by non-affiliates of the Registrant on February 29, 2000 was approximately $545,000.
As of such date, the last sale price of a Depositary Share representing five shares of Common Stock, without par value ("Common Stock"), was U.S. $0.0625, as quoted on the OTC Bulletin Board.

As of February 29, 2000, 46,900,132 shares of Registrant's Common Stock were outstanding, of which 25,483,690 shares of Common Stock were represented by Depositary Shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

                        TABLE OF CONTENTS TO FORM 10-K
                                                                          Page
                                                                          ----
Part I

  Important Information - Going Concern Risk..............................  1
  Item 1.  Business
               General....................................................  1
               Garnet Merger..............................................  1
               Current Operations.........................................  1
               Risks Associated with the Company's Business...............  2
               Products, Markets and Methods of Distribution..............  3
               Regulation.................................................  4
               Competition................................................  8
               Employees..................................................  8
  Item 2.  Properties
               Productive Wells and Drilling Activity.....................  8
               Undeveloped Acreage........................................  9
               Title to Properties........................................  9
               Federal Leases............................................. 10
               Reserves and Future Net Cash Flows......................... 10
               Production, Sales Prices and Costs......................... 10
               Significant Properties
               Colombia................................................... 11
               United States.............................................. 12
               Papua New Guinea........................................... 12
  Item 3.  Legal Proceedings.............................................. 13
  Item 4.  Submission of Matters to a Vote of Security Holders............ 13

Part II

  Item 5.  Market for Registrant's Common Equity and Related
               Stockholder Matters
               Price Range of Depositary Shares and Common Stock.......... 14
               Dividend History and Restrictions.......................... 15
  Item 6.  Selected Financial Data........................................ 16
  Item 7.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations
               Results of Operations...................................... 17
               Year 2000.................................................. 19
               New Accounting Pronouncements.............................. 19
               Liquidity and Capital Resources............................ 19
  Item 7A. Quantitative and Qualitative Disclosure about Market Risk...... 21
  Item 8.  Financial Statements and Supplementary Data.................... 21
  Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................................... 21
Part III

  Item 10. Directors and Executive Officers of the Registrant
            Directors of the Company...................................... 22
            Executive Officers of the Company............................. 22
            Meetings and Committees of the Board of Directors............. 23
            Compliance with Section 16(a) of the Securities
               Exchange Act of 1934....................................... 23
  Item 11. Executive Compensation
               Summary Compensation Table................................. 24
               Directors' Fees............................................ 24
               Option Grants During 1999.................................. 24
               Option Exercises During 1999 and Year End
               Option Values.............................................. 24

                                      (i)

                                                                          Page
                                                                          ----
               Compensation Committee Interlocks and Insider Participation
                  in Compensation Decisions............................... 25
               Employment Contracts....................................... 25
               Compensation Committee Report on Executive Compensation.... 25
               Performance Graph.......................................... 26
  Item 12. Security Ownership of Certain Beneficial Owners and Management
               Security Ownership of Certain Beneficial Owners............ 27
               Security Ownership of Management........................... 28
  Item 13. Certain Relationships and Related Transactions................. 28

Part IV

  Item 14. Exhibits, Financial Statement Schedules and Reports on
               Form 8-K................................................... 29

Signatures................................................................ 31


                                      (ii)

                                    PART I


                             IMPORTANT INFORMATION
                              GOING CONCERN RISK

  If the Company is unable to consummate the debt restructuring discussed herein, then, in the absence of another business transaction or debt restructuring, the Company cannot achieve compliance with or make principal payments required by its bank credit facilities and, accordingly, the lenders could declare a default, accelerate all amounts outstanding and attempt to realize upon the collateral securing the debt (which comprises substantially all the Company's assets). As a result of this uncertainty, management believes there is substantial doubt about the Company's ability to continue as a going concern. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - - Liquidity and Capital Resources" and
Note 2 of the Notes to Consolidated Financial Statements contained elsewhere herein.

ITEM 1. BUSINESS


General

  Aviva Petroleum Inc. (referred to collectively with its consolidated subsidiaries as the "Company"), a Texas corporation, through its subsidiaries, is engaged in the exploration for and production and development of oil and gas in Colombia, offshore in the United States, and in Papua New Guinea. The Company was incorporated in 1973 and the common stock, without par value ("Common Stock"), of the Company was traded on the London Stock Exchange Limited (the "London Stock Exchange") from 1982 to 1999. On May 6, 1999, trading of the Common Stock was suspended on the London Stock Exchange due to the Company's financial difficulties. Depositary shares ("Depositary Shares"), each representing the beneficial ownership of five shares of Common Stock, trade on
the OTC Bulletin Board under the symbol "AVVPP.OB."   The Company's principal
executive offices are located in Dallas, Texas, and the Company maintains a regional office in Bogota, Colombia.

Garnet Merger

  On October 28, 1998, the Company acquired Garnet Resources Corporation ("Garnet") in exchange for the issuance, in the aggregate, of approximately 14 million shares of the Company's Common Stock. Pursuant to the Agreement and Plan of Merger dated as of June 24, 1998, an indirect, wholly owned subsidiary of the Company was merged with and into Garnet. Garnet's $15 million of 9 1/2% Convertible Subordinated Debentures were acquired and canceled, and the outstanding bank debt of Garnet and the Company was refinanced under a $15 million credit facility. As a result of the merger, the Company has been able to effect cost savings, particularly in Colombia where each company had an interest in the same properties.

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

  Twenty-one wells have been drilled on the Santana concession. Of 13 exploratory wells, seven have been productive and six were dry holes. Of eight development wells, seven have been productive. Four fields have been discovered and have been declared commercial by Ecopetrol. Gross production from the Santana concession has totaled approximately 15.5 million barrels during the period from April 1992, when production commenced, through December 1999.

  The Aporte Putumayo block produced from 1976 until March 1995, when declining production caused the block to be unprofitable under the terms of the contract. Ecopetrol has accepted the Company's request for relinquishment, which is pending abandonment and restoration operations on certain old wells in the block.

  Each concession is governed by a separate contract with Ecopetrol. Generally, the contracts cover a 28-year period and require certain exploration expenditures in the early years of the contract and, in the later years of the contract, permit exploitation of reserves that have been found. Both of the contracts provide that Ecopetrol shall receive, on behalf of the Colombian Ministry of Mines, royalty payments in the amount of 20% of the gross proceeds of the oil produced pursuant to the respective contract, less certain costs of transporting the oil to the point of sale. Under each of the contracts, application must be made to Ecopetrol for a declaration of commerciality for each discovery. If Ecopetrol declares the discovery commercial, it has the right to a 50% reversionary interest in the field and is required to pay 50% of all future costs. If, alternatively, Ecopetrol declines to declare the discovery commercial, Argosy has the right to proceed with development and production at its own expense until such time as it has recovered 200% of the costs incurred, at which time Ecopetrol is entitled to back in for a 50% working interest in the field without payment or reimbursement of any historical costs. Exploration costs (as defined in the contracts) incurred by Argosy prior to the declaration of commerciality are recovered by means of retention by Argosy of all of the non-royalty proceeds of production from each well until costs relating to that well are recovered.

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

  Papua New Guinea.     In Papua New Guinea the Company, through its wholly
  ----------------
owned subsidiary, Garnet PNG Corporation ("Garnet PNG"), is engaged in the exploration for oil and gas attributable to its 2% carried working interest in Petroleum Prospecting License No. 206 ("PPL-206"). The Company acquired Garnet PNG as part of the merger with Garnet. See "-- Garnet Merger. "

Risks Associated with the Company's Business

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

  Exploration and development of the Company's Colombian properties are dependent upon obtaining appropriate governmental approvals and permits. See "-
- Regulation."    The Company's Colombian operations are also subject to price risk.  See "-- Products, Markets and Methods of Distribution."

  There are logistical problems, costs and risks in conducting oil and gas activities in remote, rugged and primitive regions in Colombia. The Company's operations are also exposed to potentially detrimental activities by the leftist guerrillas who have operated within Colombia for many years. The guerrillas in the Putumayo area, where the Company's property is located, have as recently as August 3, 1998, significantly damaged the Company's assets. Although the Company's losses were recovered through insurance, there can be no assurance that such coverage will remain available or affordable. The Colombian army guards the Company's operations, however, there can be no assurance that the Company's operations will not be the target of significant guerrilla attacks in the future.

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

  Information concerning the amounts of revenue, operating loss and identifiable assets attributable to each of the Company's geographic areas is set forth in
Note 12 of the Notes to Consolidated Financial Statements contained elsewhere herein.

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

  During each of the three years ended December 31, 1999, the Company received the majority of its revenue from Ecopetrol. Sales to Ecopetrol accounted for $5,683,000, or 84% of oil and gas revenue for 1999, $2,632,000, or 79.0% of oil and gas revenue for 1998 and $7,405,000, or 76.1% of oil and gas revenue for 1997. The foregoing amounts represent the Company's entire Colombian oil revenue. If Ecopetrol were to elect not to purchase the Company's Colombian oil production, the Company believes that other purchasers could be found for such production.

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

  During 1998 and 1997, the Company received more than 10% of its revenue from one domestic purchaser. Such revenue accounted for $479,000, or 14.4% of oil and gas revenue for 1998 and $1,516,000, or 15.6% of oil and gas revenue for 1997. During 1999, the Company did not receive more than 10% of its revenue from any one domestic purchaser.

  General.     Oil and gas are the Company's only products.  There is
  -------
substantial uncertainty as to the prices that the Company may receive for production from its existing oil and gas reserves or from oil and gas reserves, if any, which the Company may discover or purchase. It is possible that under market conditions prevailing in the future, the production and sale of oil or gas, if any, from the Company's properties in Papua New Guinea may not be commercially feasible. The availability of a ready market and the prices received for oil and gas produced depend upon numerous factors beyond the control of the Company including, without limitation, adequate transportation facilities (such as pipelines), marketing of competitive fuels, fluctuating market demand, governmental regulation and world political and economic developments. World oil and gas markets are highly volatile and shortage or surplus conditions substantially affect prices. As a result, there have been dramatic swings in both oil and gas prices in recent years. From time to time there may exist a surplus of oil or natural gas supplies, the effect of which may be to reduce the amount or price of hydrocarbons that the Company may produce and sell while such surplus exists.

Regulation

  Environmental Regulation.  The Company's operations are subject to foreign,
  ------------------------
federal, state, and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of a permit by operators before drilling commences; restrict the types, quantities, and concentration of various substances that can be released into the environment in connection with drilling and production activities; limit or prohibit drilling activities on certain lands lying within wilderness areas, wetlands, and other protected areas; require remedial measures to mitigate pollution from former operations, such as plugging and abandoning wells; and impose substantial liabilities for pollution resulting from the Company's operations. The regulatory burden on the oil and gas industry increases the cost of doing business and consequently affects its profitability. Changes in environmental laws and regulations occur frequently, and any revision or reinterpretation of existing laws and regulations or adoption of new laws and regulations that result in more stringent and costly waste handling, disposal, remedial, drilling, permitting, or operational requirements could have a material adverse impact on the operating costs of the Company, as well as significantly impair the Company's ability to compete with larger, more highly capitalized companies. Management believes that the Company is in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on the Company's operations, capital expenditures, and earnings. Management further believes, however, that risks of substantial costs and liabilities are inherent in oil and gas operations, and there can be no assurance that significant costs and liabilities, including administrative, civil and criminal penalties for violations of environmental laws and regulations, will not be incurred.

       Colombia.     Any significant exploration or development of the Company's
       --------
Colombian concessions, such as conducting a seismic program, the drilling of an exploratory or developmental well or the construction of a pipeline, requires environmental review and the advance issuance of environmental permits by the Colombian government. In 1993, Instituto de Recursos Naturales y Ambiente ("Inderena"), the Colombian federal environmental agency, began reviewing the environmental standards and permitting processes for the oil industry in general, and in 1994 a new Ministry of the Environment was organized. In connection with its review, Inderena requested that additional environmental studies be submitted for the Company's area of operations north of the Caqueta River. See "Item 2. Properties -- Significant Properties -- Colombia -- Santana Concession." As a result of the review and requests for additional environmental studies, the Company's operations north of the Caqueta River were suspended for a period of approximately 10 months in 1994 pending review and approval of additional environmental studies submitted by the Company. Since the lifting of the above referenced suspension, the Company has received subsequent permits, without substantial delay. There can be, however, no assurance that the Company will not experience future delays in obtaining necessary environmental licenses. See also "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and "Item 2. Properties -- Significant Properties -- Colombia."

       United States.   The Company believes that its domestic operations are
       -------------
currently in substantial compliance with U.S. federal, state, and local environmental laws and regulations. Over the past few years, the Company has incurred significant costs to make capital improvements, including the drilling and completion of a salt water injection well at Breton Sound 31 field and the upgrading and modification of production and water treatment facilities at Main Pass 41 field, in order to maintain compliance with these U.S. environmental laws or regulations. There can be no assurance that the Company will not expend additional significant amounts in the future to maintain such compliance.

  The Oil Pollution Act of 1990, as amended ("OPA '90"), and regulations thereunder impose a variety of requirements on "responsible parties" related to the prevention of oil spills and liability for damages resulting from such spills in waters of the United States. A "responsible party" includes the owner or operator of a vessel, pipeline, or onshore facility, or the lessee or permittee of the area in which an offshore facility is located. OPA '90 assigns liability to each responsible party for oil spill removal costs and a variety of public and private damages from oil spills. While liability limits apply in some circumstances, a party cannot take advantage of liability limits if the spill is caused by gross negligence or willful misconduct, the spill resulted from violation of a federal safety, construction, or operating regulation, or a party fails to report a spill or to cooperate fully in the cleanup. Few defenses exist to the liability imposed under OPA '90 for oil spills. The failure to comply with these requirements or inadequate cooperation in a spill event may subject a responsible party to civil or criminal enforcement actions. Management of the Company is currently unaware of any oil spills for which the Company has been designated as a responsible party under OPA '90 and that will have a material adverse impact on the Company or its operations. OPA '90 also imposes ongoing requirements on facility operators, such as the preparation of an oil spill contingency plan. The Company has such plans in place.

  The Company's two U.S. properties, Main Pass Block 41 field, a federal lease on the outer continental shelf ("OCS") offshore Louisiana, and Breton Sound Block 31 field, on state leases offshore Louisiana, are subject to OPA '90. Under OPA '90 and a final rule adopted by the U.S. Minerals Management Service ("MMS") in August 1998, owners and operators of covered offshore facilities that have a worst case oil spill of more than 1,000 barrels must demonstrate financial responsibility in amounts ranging from $10 million in specified state waters to $35 million in federal outer continental shelf waters, with higher amounts of up to $150 million in certain limited circumstances where the MMS believes such a level is justified by the risks posed by operations at such covered offshore facilities or if the worst case oil-spill discharge volumes possible at such facilities may exceed the applicable threshold volumes specified under the MMS final rule. The Company believes that it currently has established adequate proof of financial responsibility for its covered offshore facilities. However, the Company cannot predict whether these financial responsibility requirements under the OPA '90 amendments or the final rule will result in the imposition of significant additional annual costs to the Company in the future or otherwise have a material adverse effect on the Company. The impact of financial responsibility requirements is not expected to be any more burdensome to the Company than it will be to other similarly or less capitalized owners or operators in the Gulf of Mexico.

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

  The Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), also known as the "Superfund" law, and analogous state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered responsible for the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of hazardous substances found at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury, property damage and recovery of response costs allegedly caused by the hazardous substances released into the environment. The Company has not received any notification nor is it otherwise aware of circumstances indicating that it may be potentially responsible for cleanup costs under CERCLA.

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

  For example, the FERC recently issued Order No. 637, which, among other things, (i) lifts the cost-based cap on pipeline transportation rates in the capacity release market until September 30, 2002, for releases of pipeline capacity of less than one year, (ii) permits pipelines to charge different maximum cost-based rates for peak and off-peak times, (iii) encourages auctions for pipeline capacity, (iv) requires pipelines to implement imbalance management services, (v) restricts the ability of pipelines to impose penalties for imbalances, overruns, and non-compliance with operational flow orders, and (vi) implements a number of new pipeline reporting requirements. Order No. 637 also requires the FERC Staff to analyze whether the FERC should implement additional fundamental policy changes, including, among other things, whether to pursue performance-based ratemaking or other non-cost based ratemaking techniques and whether the FERC should mandate greater standardization in terms and conditions of service across the interstate pipeline grid. In addition, the FERC recently implemented new regulations governing the procedure for obtaining authorization to construct new pipeline facilities and has issued a policy statement, which it largely affirmed in a recent order on rehearing, establishing a presumption in favor of requiring owners of new pipeline facilities to charge rates based solely on the costs associated with such new pipeline facilities.

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

  A portion of the Company's operations are located on federal oil and gas leases, which are administered by the MMS. Such leases are issued through competitive bidding, contain relatively standardized terms and require compliance with detailed MMS regulations and orders pursuant to the OCSLA (which are subject to change by the MMS). For offshore operations, lessees must obtain MMS approval for exploration plans and development and production plans prior to the commencement of such operations. In addition to permits required from other agencies, lessees must obtain a permit from the MMS prior to commencement of drilling. The MMS has promulgated regulations requiring offshore production facilities located on the OCS to meet stringent engineering and construction specifications. The MMS also has regulations restricting the flaring or venting of natural gas and has proposed to amend such regulations to prohibit the flaring of liquid hydrocarbons and oil without prior authorization. Similarly, the MMS has promulgated other regulations governing the plugging and abandonment of wells located offshore and the removal of all production facilities. To cover the various obligations of lessees on the OCS, the MMS generally requires that lessees post substantial bonds or other acceptable assurances that such obligations will be met. The cost of such bonds or other surety can be substantial and there is no assurance that bonds or other surety can be obtained in all cases. Under certain circumstances, the MMS may require Company operations on federal leases to be suspended or terminated. Any such suspension or termination could materially and adversely affect the Company's financial condition and operations.

  The MMS has issued a proposal to amend its regulations governing the calculation of royalties and the valuation of crude oil produced from federal leases. This proposed rule would modify the valuation procedures for non-arm's length crude oil transactions to decrease reliance on oil posted prices and assign a value to crude oil that better reflects its market value, establish a new MMS form for collecting differential data, and amend the valuation procedure for the sale of federal royalty oil. The Company cannot predict what action the MMS will take on this matter, nor can it predict how the Company will be affected by any change to this regulation.

  Sales of crude oil, condensate and gas liquids by the Company are not currently regulated and are made at market prices. In a number of instances, however, the ability to transport and sell such products is dependent on pipelines whose rates, terms and conditions of service are subject to FERC jurisdiction under the Interstate Commerce Act. Certain regulations implemented by the FERC in recent years could result in an increase in the cost of transportation service on certain pipelines. However, the Company does not believe that these regulations affect it any differently than others.

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

  Other Regulations - Papua New Guinea.     The Company's operations in Papua
  ------------------------------------
New Guinea are currently governed by the Department of Petroleum and Energy, which has jurisdiction over all petroleum exploration in that country. In the event the Company develops and operates a petroleum business in Papua New Guinea, the Company will be subject to regulation by the Investment Promotion Authority, which regulates almost all business operations with significant foreign equity or with foreign management control.

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

Employees

  As of December 31, 1999, Aviva had 61 full-time employees including 7 in the United States and 54 in Colombia.


ITEM 2. PROPERTIES

Productive Wells and Drilling Activity

  The following table summarizes the Company's developed acreage and productive wells at December 31, 1999. "Gross" refers to the total acres or wells in which the Company has a working interest, and "net" refers to gross acres or wells multiplied by the percentage working interest owned by the Company.

Developed Acreage (1)
                                Gross   Net
                                -----  -----
 United States                  3,880  1,565
 Colombia(2)                    3,706  1,296
                                -----  -----
                                7,586  2,861
                                =====  =====

Productive Wells (3)
                                           Oil                     Gas
                                 -----------------------  ----------------------

                                   Gross          Net       Gross          Net
                                 ---------      --------  ---------      -------

             United States (4)          10          5.29          7         2.87
             Colombia                   14          4.90          -            -
                                 ---------      --------  ---------      -------
                                        24         10.19          7         2.87
                                 =========      ========  =========      =======

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

                                           Net Wells Drilled
                                           -----------------

                                 Development             Exploratory
                           -----------------------  ----------------------

                           Productive     Dry       Productive     Dry
                           ----------  -----------  ----------  ----------

   1999    United States            -            -           -           -
           Colombia                 -            -           -           -
                           ----------  -----------  ----------  ----------
           Total                    -            -           -           -
                           ==========  ===========  ==========  ==========

   1998    United States            -            -           -           -
           Colombia                 -            -           -           -
                           ----------  -----------  ----------  ----------
           Total                    -            -           -           -
                           ==========  ===========  ==========  ==========

   1997    United States            -            -           -           -
           Colombia               0.5            -           -           -
                           ----------  -----------  ----------  ----------
           Total                  0.5            -           -           -
                           ==========  ===========  ==========  ==========


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

  The following table shows the undeveloped acreage held by the Company at December 31, 1999. Undeveloped acreage is acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether such acreage contains proved reserves.

                                            Undeveloped Acres
                                            -----------------
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

  The Company will file with the Department of Energy (the "DOE") a statement with respect to the Company's estimate of proved oil and gas reserves as of December 31, 1999, that is not the same as that included in the estimate of proved oil and gas reserves as of December 31, 1999, as set forth in "Item 8. Financial Statements and Supplementary Data" elsewhere herein. The information filed with the DOE includes the estimated proved reserves of the properties of which the Company is the operator, whereas the estimated proved reserves contained in Item 8 hereof include only the Company's percentage share of the estimated proved reserves of all properties in which the Company has an interest.

Production, Sales Prices and Costs

  The following table summarizes the Company's oil production in thousands of barrels and natural gas production in millions of cubic feet for the years indicated:

                                         Year ended December 31,
                                         -----------------------

                                         1999     1998      1997
                                         ----     ----      ----

Oil (1)    United States                   57       44        76
           Colombia                       365      255       426

Gas        United States                   53       68       316
           Colombia                         -        -         -

(1)  Includes crude oil and condensate.

  The average sales price per barrel of oil and per thousand cubic feet ("MCF") of gas produced by the Company and the average production (lifting) cost per dollar of oil and gas revenue and per barrel of oil equivalent (6 MCF: 1 barrel) were as follows for the years indicated:

                                                                 Year ended December 31, (1)
                                                            -------------------------------------

                                                             1999            1998           1997
                                                            ------          ------         ------
Average sales price per barrel of oil (2)    United States  $17.13          $12.03         $19.17
                                             Colombia       $15.57          $10.31         $17.39

Average sales price per MCF of gas           United States  $ 2.42          $ 2.42         $ 2.73
                                             Colombia       $    -          $    -         $    -

Average production cost per dollar of
  oil and gas revenue                        United States  $ 1.05          $ 1.80         $ 0.54
                                             Colombia       $ 0.42          $ 0.86         $ 0.40

Average production cost per barrel of
  oil equivalent                             United States  $17.69          $22.54         $ 9.81
                                             Colombia       $ 6.58          $ 8.88         $ 6.98

(1)  All amounts are stated in United States dollars.
(2)  Includes crude oil and condensate.

Significant Properties

  Colombia.
  --------

  The Company's Colombian properties currently consist of two contracts, both of which are located in the Putumayo Basin in southwestern Colombia along the eastern front of the eastern cordillera of the Andes Mountains. The Company's interest in each of the contracts is subject to certain reversionary interests in favor of Ecopetrol as described below. Argosy, as operator of the properties, carries out the program of operations for the two concessions. The program is determined by Argosy and approved by Ecopetrol. The Santana contract, which now consists of approximately 52,000 acres and contains 14 productive wells, has been in effect since 1987 and is the focus of the Company's exploration and development activities.

  The Aporte Putumayo contract, which consists of approximately 77,000 acres and contains three shut-in wells, has been in effect since 1972. The Company has filed with Ecopetrol an application for formal relinquishment of the Aporte Putumayo contract. Such formal relinquishment is expected to occur during 2000.

  Production from the Santana concession is sold pursuant to a sales contract with Ecopetrol. The contract provides that 25% of the sales proceeds will be paid in Colombian pesos. As a result of certain currency restrictions, pesos resulting from these payments must generally remain in Colombia and are used by the Company to pay local expenses.

  The Company's pretax income from Colombian sources, as defined under Colombian law, is subject to Colombian income taxes at a statutory rate of 35%, although a "presumptive" minimum income tax based on net assets, as defined under Colombian law, may apply in years of little or no net income. The Company's income after Colombian income taxes is subject to a Colombian remittance tax that accrues at a rate of 7% (10% prior to 1998). Payment of the remittance tax may be deferred under certain circumstances if the Company reinvests such income in Colombia. See Note 8 of the Notes to Consolidated Financial Statements contained elsewhere herein.

  The Colombian government also imposed a production tax which was equal to 7% of the oil price in effect through December 1997. The production tax was, however, eliminated for 1998 and thereafter.

  Santana Contract.  The Santana block is held pursuant to a "risk-sharing"
  ----------------
contract for which Ecopetrol has the option to participate on the basis of a 30% working interest in exploration activities in the contract area. If a commercial field is discovered, Ecopetrol's working interest increases to 50% and the costs theretofore incurred and attributable to the 20% working interest differential will be recouped by the Company from Ecopetrol's share of production on a well by well basis. The risk-sharing contract provides that, when 7 million barrels of cumulative production from the concession have been attained, Ecopetrol's revenue interest and share of operating costs increases to 65% but it remains obligated for only 50% of capital expenditures. In June 1996, the 7 million barrel threshold was reached. At that time, Argosy's and Neo's aggregate revenue interest in the contract declined from 40% to 28% and their share of operating expenses declined from 50% to 35%.

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

  Under the terms of a contract with Ecopetrol, all oil produced from the Santana contract area is sold to Ecopetrol. If Ecopetrol exports the oil, the price paid is the export price received by Ecopetrol, adjusted for quality differences, less a marketing fee of $0.165 per barrel. If Ecopetrol does not export the oil, the price paid is based on the price received from Ecopetrol's Cartagena refinery, adjusted for quality differences, less Ecopetrol's cost to transport the crude to Cartagena and a marketing fee of $0.165 per barrel. In 1999, Ecopetrol exported the crude each month and the sales price averaged $15.57 per barrel.

  Aporte Putumayo Contract.  The discoveries on the Aporte Putumayo contract
  ------------------------
were not declared commercial by Ecopetrol and the properties were operated by Argosy without participation by Ecopetrol. There are no remaining exploration obligations under this contract. Ecopetrol has accepted the Company's request for relinquishment, which is pending abandonment and restoration operations.

  United States.
  -------------

  The Company's oil and gas properties in the United States are located in the Gulf of Mexico offshore Louisiana at Main Pass 41 and Breton Sound 31 fields. The Breton Sound 31 field is operated by the Company. The Company relinquished operatorship of the Main Pass 41 field effective January 1, 1999.

  Main Pass Block 41 is a federal lease located approximately 25 miles east of Venice, Louisiana, in 50 feet of water. There are currently four productive wells in the field. The field's 1999 production averaged 57 barrels of oil per day and 79 MCF per day, net to the Company's interest, from four completions in three sands between 6,000 and 7,500 feet. The Company owns a 35% interest in this field.

  Breton Sound Block 31 is located 20 miles offshore Louisiana in 16 feet of water. The field is approximately 55 miles southeast of New Orleans on state leases. During 1999, five wells averaged 101 barrels of oil per day and 65 MCF of gas per day, net to the Company's interest, from three sands completed between 3,850 feet and 6,500 feet. The Company's interests in the leases comprising the field vary from 41% to 67%.

  The interpretation of 3-D seismic data in 1996 identified two deep and several shallow prospects in the Breton Sound Block 31 field. The Company is continuing its efforts to secure an industry partner to farm-in to the Company's acreage by drilling one or more exploratory wells that would test the deep prospects. As for the shallow prospects, the Company anticipates that it will drill at least one exploratory well, following consummation of the proposed debt restructuring. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

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

  In accordance with the terms of the agreement governing PPL-206, the parties have performed surface geological work and completed a seismic program during late 1997 and early 1998. The parties have submitted to the Department of Petroleum and Energy a request to carry out a second seismic program in 2000 and to defer the drilling of an exploratory well until 2001. A decision regarding the drilling of an exploratory well will be made following evaluation of the second seismic program. The Company is not obligated to pay any of the costs relative to the work presently underway. Should the parties decide to drill an exploratory well, the Company will have no obligation to pay its share of the drilling, testing and completion costs of this well pursuant to its 2% carried working interest.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


  There were no matters submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended December 31, 1999.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


Price Range of Depositary Shares and Common Stock

  The Company's Depositary Shares, each representing the beneficial ownership of five shares of Common Stock, traded on the American Stock Exchange (the "ASE") from November 14, 1994 through April 8, 1999. On April 9, 1999, the Depositary Shares were delisted from the ASE due to the Company's financial difficulties. On May 13, 1999, the Depositary Shares began trading on the OTC Bulletin Board (the "OTCBB") under the symbol "AVVPP.OB". During 1999, an aggregate of 1,589,000 and 465,000 Depositary Shares were traded on the ASE and the OTCBB, respectively.

  The Company's Common Stock has been traded on the London Stock Exchange since 1982 and has been quoted in the National Quotation Bureau's Daily Quotation Sheets (known as the "pink sheets") since December 1993. In the United Kingdom, the average daily trading volume of the Common Stock on the London Stock Exchange during 1999 was approximately 58,000 shares until May 6, 1999, when trading of the Common Stock was suspended due to the Company's financial difficulties.

  The following table sets forth, for the periods indicated and subject to the following qualifications, the high and low prices for the Depositary Shares on the ASE and the OTCBB and the high and low prices for the Common Stock on the London Stock Exchange. The London Stock Exchange prices indicated in the table are the middle market prices for the Common Stock as published in the Daily Official List and do not represent actual transactions. Prices on the London Stock Exchange are expressed in British pounds sterling, and, accordingly, the prices for the Common Stock traded on the London Stock Exchange included in the following table are similarly expressed. For ease of reference, these prices are also expressed in U.S. dollars, having been converted using the exchange rate in effect on the first day on which the stock price attained the high or low price indicated.


-------------
                                              1999                             1998                               1997
                                     ----------------------            ----------------------            ----------------------

                                      High             Low             High              Low             High              Low
                                     -----            -----            -----            -----            -----            -----
Depositary Shares (1):
---------------------

  ASE
  ---
  First Quarter                      $0.41            $0.09            $1.75            $1.00            $4.13            $2.88
  Second Quarter                     $0.22            $0.09            $1.19            $0.69            $3.00            $1.63
  Third Quarter                      $ n/a            $ n/a            $1.00            $0.13            $4.13            $1.63
  Fourth Quarter                     $ n/a            $ n/a            $0.31            $0.06            $2.06            $0.98


  OTC Bulletin Board
  ------------------
  First Quarter                      $ n/a            $ n/a            $ n/a            $ n/a            $ n/a            $ n/a
  Second Quarter                     $0.31            $0.06            $ n/a            $ n/a            $ n/a            $ n/a
  Third Quarter                      $0.22            $0.06            $ n/a            $ n/a            $ n/a            $ n/a
  Fourth Quarter                     $0.22            $0.03            $ n/a            $ n/a            $ n/a            $ n/a


Common Stock
------------

  London Stock Exchange
  ---------------------
  First Quarter
    (Pounds)               (Pounds)   0.06  (Pounds)   0.03  (Pounds)   0.28  (Pounds)   0.12  (Pounds)   0.42  (Pounds)   0.28
    US$                              $0.10            $0.05            $0.45            $0.20            $0.69            $0.45

  Second Quarter
    (Pounds)               (Pounds)   0.06  (Pounds)   0.05  (Pounds)   0.14  (Pounds)   0.10  (Pounds)   0.32  (Pounds)   0.27
    US$                              $0.10            $0.08            $0.22            $0.16            $0.51            $0.44

  Third Quarter
    (Pounds)               (Pounds)    n/a  (Pounds)    n/a  (Pounds)   0.10  (Pounds)   0.05  (Pounds)   0.30  (Pounds)   0.21
    US$                              $ n/a            $ n/a            $0.17            $0.08            $0.50            $0.34

  Fourth Quarter
    (Pounds)               (Pounds)    n/a  (Pounds)    n/a  (Pounds)   0.06  (Pounds)   0.04  (Pounds)   0.25  (Pounds)   0.17
    US$                              $ n/a            $ n/a            $0.10            $0.07            $0.40            $0.28

(1) Representing five shares of Common Stock.

  As of February 29, 2000, the Company had approximately 6,000 shareholders of record, including nominees for an undetermined number of beneficial holders.

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

ITEM 6. SELECTED FINANCIAL DATA


  The following table summarizes certain selected financial data with respect to the Company for, and as of the end of, each of the five years ended December 31, 1999, which should be read in conjunction with the Consolidated Financial Statements included elsewhere herein.


                                                         For the Years Ended December 31,
                                                ----------------------------------------------------
                                                  1999       1998       1997       1996       1995
                                                ---------  ---------  ---------  ---------  --------
                                             (in thousands, except per share, per barrel and per MCF data)

For the period
  Revenues                                       $  6,797   $  3,332   $  9,726    $13,750   $10,928
  Loss before extraordinary item                 $   (403)  $(16,881)  $(22,482)   $  (937)  $(2,689)
  Extraordinary item - debt extinguishment       $      -   $   (197)  $-          $-        $-
  Net loss                                       $   (403)  $(17,078)  $(22,482)   $  (937)  $(2,689)
  Loss before extraordinary item
    per common share                             $  (0.01)  $  (0.49)  $  (0.71)   $ (0.03)  $ (0.09)
  Basic and diluted net loss
    per common share                             $  (0.01)  $  (0.50)  $  (0.71)   $ (0.03)  $ (0.09)
  Weighted average shares outstanding              46,813     34,279     31,483     31,483    31,483
  Cash dividends per common share                $      -   $      -   $      -    $     -   $     -
  Total annual net oil production (barrels)
      Colombia                                        365        255        426        476       435
      United States                                    57         44         76         94       106
                                                 --------   --------   --------    -------   -------
       Total                                          422        299        502        570       541
                                                 --------   --------   --------    -------   -------

  Total annual net gas production (MCF)
      United States                                    53         68        316      1,146     1,184

  Average price per barrel of oil
      Colombia                                   $  15.57   $  10.31   $  17.39    $ 19.82   $ 16.39
      United States                              $  17.13   $  12.03   $  19.17    $ 20.68   $ 16.78
  Average price per MCF of
    Gas - United States                          $   2.42   $   2.42   $   2.73    $  2.07   $  1.70

At period end
  Total assets                                   $  8,986   $ 11,422   $ 16,445    $42,944   $45,460
  Long term debt, including
    current portion                              $ 14,495   $ 14,805   $  7,690    $ 7,990   $13,067
  Stockholders' equity (deficit)                 $(11,483)  $(11,083)  $  3,748    $26,230   $27,167

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

Results of Operations

1999 versus 1998
----------------
                            United States    Colombia
                             Oil      Gas      Oil      Total
                          ---------  -----   --------  -------
       (Thousands)

       Revenue - 1998      $    535  $ 165    $ 2,632  $ 3,332

       Volume variance          158    (29)     1,130    1,259

       Price variance           294     10      1,921    2,225

       Other                      -    (19)         -      (19)
                          ---------  -----   --------  -------

       Revenue - 1999      $    987  $ 127    $ 5,683  $ 6,797
                          =========  =====   ========  =======


  Colombian oil volumes were 365,000 barrels in 1999, an increase of 110,000 barrels from 1998. Such increase is due to a 148,000 barrel increase resulting from the acquisition of Garnet effective October 28, 1998, and an increase of 23,000 barrels due to continuous production in 1999 (1998 production was interrupted by guerrilla attacks that damaged oil processing and storage facilities), partially offset by a 61,000 barrel decrease resulting from production declines.

  U.S. oil volumes were 57,000 barrels in 1999, an increase of 13,000 barrels as compared to 1998. An increase of approximately 15,000 barrels was due to continuous production from the Company's Main Pass 41 field (shut in for approximately 187 days during 1998 due to upgrading and modification of production and water treatment facilities and adverse weather), and an increase of approximately 9,000 barrels was due to continuous production from the Company's Breton Sound 31 field (shut-in during the months of September and October and a portion of November 1998 due to the drilling and completion of a saltwater disposal well and adverse weather), partially offset by a 11,000 barrel decrease resulting from normal production declines. U.S. gas volumes before gas balancing adjustments were 51,000 MCF in 1999, down 3,000 MCF from 1998. Of such decrease, approximately 122,000 MCF was due to production declines, partially offset by 119,000 MCF due to the aforementioned continuous production of the Main Pass 41 field.

  Colombian oil prices averaged $15.57 per barrel during 1999. The average price for the same period of 1998 was $10.31 per barrel. The Company's average U.S. oil price increased to $17.13 per barrel in 1999, up from $12.03 per barrel in 1998. In 1999 prices have been higher than in 1998 due to a dramatic increase in world oil prices. U.S. gas prices averaged $2.42 per MCF in 1999 and 1998.

  In addition to the above-mentioned variances, U.S. gas revenue decreased approximately $19,000 as a result of gas balancing adjustments.

  Operating costs increased approximately 1.5%, or $50,000, primarily due to the increase in ownership of the Colombian properties following the Garnet Merger, almost entirely offset by cost reductions in Colombia achieved after the Company merged with Garnet and took over operatorship of the Colombian properties.

  Depreciation, depletion and amortization ("DD&A") decreased by 68%, or $2,152,000, primarily due to a decrease in costs subject to amortization resulting from property write-downs during 1998.

  The Company recorded write-downs of $10,556,000 and $1,787,000 to the carrying amounts of its Colombian and U.S. oil and gas properties, respectively, as a result of ceiling test limitations on capitalized costs during 1998. No such write-downs were required during 1999.

  General and administrative ("G&A") expenses increased $171,000 mainly due to a $193,000 decrease in administrative overhead fees recovered from joint interest partners in properties where the Company serves as the operator. This decrease in administrative overhead fees resulted primarily because the Company relinquished operatorship of the Main Pass 41 field effective January 1, 1999.

  The Company incurred severance expense of $62,000 during 1999 related to Colombian operations. The Company has taken significant cost cutting measures in Colombia since it merged with Garnet and took over operatorship of the Colombian properties.

  Interest and other income decreased $786,000 from 1998. During 1998 the Company realized a $720,000 gain on the settlement of litigation involving the administration of a take or pay contract settlement. No such gain was recorded in 1999.

  Interest expense increased $648,000 from 1998 as a result of higher outstanding balances of long-term debt and higher interest rates.

  Income taxes were $286,000 higher in 1999 principally due to higher Colombian presumptive income taxes resulting from the increased ownership of the Colombian properties for a full year in 1999 compared to only two months of full ownership in 1998.

1998 versus 1997
----------------
                               United States      Colombia
                                 Oil       Gas       Oil      Total
                              ----------  ------  ---------  --------
       (Thousands)

       Revenue - 1997          $   1,459  $  862  $   7,405  $  9,726

       Volume variance              (606)   (572)    (3,613)   (4,791)

       Price variance               (318)    (74)    (1,427)   (1,819)

       Garnet revenue                  -       -        267       267

       Other                           -     (51)         -       (51)
                              ----------  ------  ---------  --------

       Revenue - 1998          $     535  $  165  $   2,632  $  3,332
                              ==========  ======  =========  ========


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

  Colombian oil prices averaged $10.31 per barrel during 1998. The average price for the same period of 1997 was $17.39 per barrel. The Company's average U.S. oil price decreased to $12.03 per barrel in 1998, down from $19.17 per barrel in 1997. In 1998 prices were lower than in 1997 due to a dramatic decrease in world oil prices. U.S. gas prices averaged $2.42 per MCF in 1998 compared to $2.73 per MCF in 1997.

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

  DD&A decreased by 48%, or $2,915,000, primarily due to a decrease in costs subject to amortization resulting from property write-downs and lower levels of production.

  The Company recorded write-downs of $10,556,000 and $1,787,000 to the carrying amounts of its Colombian and U.S. oil and gas properties, respectively, as a result of ceiling test limitations on capitalized costs during 1998.

  G&A expenses declined $436,000 mainly due to a $159,000 decrease in legal fees, a $127,000 decrease in directors' fees and expenses, and a $191,000 reduction in payroll. These savings were partially offset by lower amounts of capitalized G&A.

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

Year 2000

  The conversion from calendar year 1999 to calendar year 2000 occurred without any disruption to the Company's critical business systems. Since early 1999, the Company has been upgrading its information systems with Year 2000 ("Y2K") compliant software and hardware. These actions have minimized Y2K related capital costs and expenses, which is estimated at less than $200,000. The Company will continue to monitor Y2K related exposures both internally and with its suppliers, customers and other business partners. Such monitoring will be ongoing and encompassed in normal operations and associated costs are not expected to be significant.

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

Liquidity and Capital Resources

  During the last quarter of calendar year 1997 and throughout calendar year 1998, world oil prices declined dramatically. This decline in oil prices was particularly severe in Colombia. Colombian oil prices, during the twenty-four month period ended December 31, 1998, fell from a high of $22.71 per barrel in January 1997 to $7.50 per barrel in December 1998. Whereas the sale price for crude oil from the Santana contract averaged $19.82 per barrel in 1996 and $17.39 per barrel in 1997, the sale price averaged $10.31 per barrel during calendar year 1998 and $15.57 per barrel during calendar year 1999.

  These price declines have materially and adversely affected the results of operations and the financial position of the Company. During the years ended December 31, 1999, 1998 and 1997, the Company reported net losses of $0.4 million, $17.1 million and $22.5 million, respectively, and declining amounts of net cash provided by (used in) operating activities of $(0.5) million, $(0.05) million and $1.7 million, respectively. The Company's stockholders' deficit was approximately $11.5 million as of December 31, 1999.

  Although world oil prices have recovered during the latter part of 1999, the Company remains highly leveraged with $14.5 million in current debt as of December 31, 1999, pursuant to bank credit facilities with ING (U.S.) Capital Corporation ("ING Capital") and the U.S. Overseas Private Investment Corporation ("OPIC"), as more fully described in Note 5 of the Notes to Consolidated Financial Statements contained elsewhere herein.

  The Company is not in compliance with various covenants under the bank credit facilities nor is it in compliance with the minimum escrow balance required thereunder. As a result, the lender has the right to accelerate payment on the debt and, therefore, the Company has classified all long-term debt as current in the December 31, 1999 consolidated balance sheet. Furthermore, the Company was unable to pay the principal payment of $5.7 million due on April 30, 1999, and subsequent monthly principal payments of $281,250 (an aggregate of $7,950,000 through December 31, 1999). The Company did pay $150,000 of principal during the second quarter of 1999 and all of the interest through June 30, 1999; however, interest due subsequent to this date in the amount of $864,000 has not been paid. Assuming no change in its capital structure, the Company will not have the financial resources to pay the $8,664,000 of principal and interest which is in arrears and future minimum monthly principal payments of $281,250 due through December 31, 2001.

  The Company's management has been in more or less continuous discussions with the Company's lenders regarding a restructuring of its debt for more than two years. During that period, the Company has attempted to negotiate several transactions and has engaged financial advisers to locate equity investors to participate in recapitalization and debt restructuring transactions. Except for the Garnet merger in October 1998, none of such proposals has come to fruition, primarily because of the inability of equity participants, lenders and the Company to agree on financial terms.

  Management of the Company is again in discussions with the Company's lenders and a group of investors concerning a restructuring of the Company. Such a restructuring may involve the sale of a substantial portion of the Company's oil and gas assets and a significant reduction of the Company's outstanding debt. While management is optimistic that a restructuring can be achieved that will provide the Company with the liquidity necessary to continue operations, there can be no assurance that this will be the case.

  Although management of the Company is pursuing the restructuring assiduously, its ability to effect such a restructuring is dependent upon the Company being able to reach an agreement between the Company, the Company's lenders and the potential investors, matters that are beyond the control of the Company. The Company's lenders have not yet and may not ever agree to a restructuring of the Company's debt. In addition, the potential investors may insist on financial terms that are viewed by the Company's board of directors as inconsistent with continued operations. If the Company is unable to consummate a restructuring, then, in the absence of another business transaction, the Company cannot achieve compliance with or make payments required by the bank credit facilities. Accordingly, the lenders could declare a default, accelerate all amounts outstanding, and attempt to realize upon the collateral securing the debt. As a result of this uncertainty, management believes there is substantial doubt about the Company's ability to continue as a going concern.

  During the period 1997 through 1999, costs incurred in oil and gas property acquisition, exploration and development activities by the Company totaled approximately $12.6 million. Of this figure, approximately $0.7 million was for exploration predominantly in Colombia, $3.7 million pertained to development costs in the United States (35%) and Colombia (65%), and $8.3 million relates to the acquisition of Garnet. The Company's sources of funds during this period were: (i) cash provided by (used in) operating activities - 1999 - $(0.5) million; 1998 - $(0.05) million; and 1997 - $1.7 million; (ii) net cash provided by investing activities (before property and equipment expenditures) - 1999 - $0.04 million; 1998 - $1.4 million; and 1997 - $0.02 million; and (iii) net cash provided by (used in) financing activities - 1999 - $(0.3) million; 1998 - $1.1 million; and 1997 - $(0.3) million.

  The Company plans to recomplete certain existing wells and engage in various other projects in Colombia. The Company's current share of the estimated future costs of these development activities is approximately $0.6 million at December 31, 1999. Failure to fund certain expenditures could result in the forfeiture of all or part of the Company's interest in the concessions.

  The Company expects to fund these activities using cash provided from operations. Any substantial increases in the amounts of these required expenditures could adversely affect the Company's ability to fund these activities. Delays in obtaining the required environmental approvals and permits on a timely basis, as described above under "Item 1. Business -- Regulation," and other delays could, through the impact of inflation, increase the required expenditures. Cost overruns resulting from factors other than inflation could also increase the required expenditures. Historically, the inflation rate of the Colombian peso has been in the range of 15-30% per year. Devaluation of the peso against the U.S. dollar has historically been slightly less than the inflation rate in Colombia. The Company has historically funded capital expenditures in Colombia by converting U.S. dollars to pesos at such time as the expenditures have been made. As a result of the interaction between peso inflation and devaluation of the peso against the U.S. dollar, inflation, from the Company's perspective, had not been a significant factor. During 1994, the first half of 1995 and 1996, however, devaluation of the peso was substantially lower than the rate of inflation of the peso, resulting in an effective inflation rate in excess of that of the U.S. dollar. There can be no assurance that this condition will not occur again or that, in such event, there will not be substantial increases in future capital expenditures as a result. Due to Colombian exchange controls and restrictions and the lack of an effective market, it is not feasible to hedge against the risk of net peso inflation against the U.S. dollar and the Company has not done so. Depending on the results of future exploration and development activities, substantial expenditures which have not been included in the Company's cash flow projections may be required. The outcome of these matters cannot be projected with certainty.

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

  The Company's exposure to interest rate risk relates to variable rate loans that are benchmarked to LIBOR interest rates. The Company does not use derivative financial instruments to manage overall borrowing costs or reduce exposure to adverse fluctuations in interest rates. The impact on the Company's results of operations of a one-point interest rate change on the outstanding balance of the variable rate debt as of December 31, 1999 would be $145,000 per year.

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

       Name           Age              Positions               Director Since
       ----           ---              ---------               --------------

Ronald Suttill         68  President, Chief Executive Officer            1985
                           and Director

Eugene C. Fiedorek     68  Director                                      1997

Robert J. Cresci       56  Director                                      1998


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

  Eugene C. Fiedorek has been a director of the Company since July 1997. Mr. Fiedorek was a Managing Director of EnCap Investments, L.C., a company he co-founded in 1988, until its sale in March 1999 to El Paso Energy Corporation. He was previously associated with RepublicBank Dallas for more than 20 years, most recently as the Managing Director in the Energy Department in charge of all energy-related commercial lending and corporate finance activities. Prior to joining RepublicBank, Mr. Fiedorek was with Shell Oil Company as an Exploitation Engineer. Mr. Fiedorek currently serves on the boards of Apache Corporation and privately held Matador Petroleum Corporation.

  Robert J. Cresci has been a director of the Company since October 1998. Mr. Cresci has been a Managing Director of Pecks Management Partners, Ltd., an investment management firm, since September 1990. Mr. Cresci currently serves on the boards of Sepracor, Inc., Film Roman, Inc., Quest Education Corporation, Castle Dental Centers, Inc., JFax.Com, Inc., Candlewood Hotel Co., Inc., SeraCare, Inc., E-Stamp Corporation and several private companies.

Executive Officers of the Company

  The following table lists the names and ages of each of the executive officers of the Company and their principal occupations for the past five years.

Name and Age                    Positions
------------                    ---------

Ronald Suttill, 68              President and Chief Executive Officer since
                                January 1992, President and Chief Operating
                                Officer from December 1991 to January 1992 and Executive Vice President prior to that.

James L. Busby, 39              Treasurer since May 1994, Secretary since June
                                1996, Controller since November 1993 and a
                                Senior Manager with the accounting firm of KPMG
                                LLP prior to that.

Meetings and Committees of the Board of Directors

  The Board of Directors of the Company held no formal meetings during 1999, however, business was conducted via telephone conferences and written unanimous consents. Each director attended at least 75% of the aggregate of (i) the total number of meetings of the Board of Directors held during the period in which he was a director and (ii) the total number of meetings held by all committees on which he served.

  The Audit Committee and the Compensation Committee are the only standing committees of the Board of Directors, and the members of such committees are appointed at the initial meeting of the Board of Directors each year. The Company does not have a formal nominating committee; the Board of Directors performs this function.

  The Audit Committee, of which Mr. Fiedorek is the sole member, consults with the independent accountants of the Company and such other persons as the committee deems appropriate, reviews the preparations for and scope of the audit of the Company's annual financial statements, makes recommendations as to the engagement and fees of the independent accountants and performs such other duties relating to the financial statements of the Company as the Board of Directors may assign from time to time. The Audit Committee held one meeting during 1999.

  The Compensation Committee, which is comprised of Messrs. Fiedorek and Cresci, makes recommendations to the Board of Directors regarding the compensation of executive officers of the Company, including salary, bonuses, stock options and
other compensation.   The Compensation Committee held no meetings during 1999.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

  Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires officers, directors and holders of more than 10% of the Common Stock (collectively, "Reporting Persons") to file reports of ownership and changes in ownership of the Common Stock with the SEC within certain time periods and to furnish the Company with copies of all such reports. Based solely on its review of the copies of such reports furnished to the Company by such Reporting Persons or on the written representations of such Reporting Persons, the Company believes that, during the year ended December 31, 1999, all of the Reporting Persons complied with their Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION


Summary Compensation Table

  The following table sets forth certain information regarding compensation earned in each of the last three fiscal years by the President and Chief Executive Officer of the Company (the "Named Executive Officer").

                                             Summary Compensation Table
                                             --------------------------
                                                                         Long Term
                                                                        Compensation
                                                             ----------------------------------
                             Annual Compensation                       Awards         Payouts
                      ----------------------------------     ----------------------------------
                                                   Other
                                                  Annual     Restricted     Securities
Name and                                         Compen-          Stock     Underlying     LTIP    All Other
Principal                     Salary              sation      Award(s)      Options/     Payouts   Compensa-
Position              Year       ($)  Bonus ($)      ($)            ($)       SARs (#)       ($)    tion ($)
--------------------  ----  -------   --------   -------     ----------   ------------   -------   ---------
Ronald Suttill(1)
 President and CEO    1999  150,000          -         -              -              -         -       4,500
 President and CEO    1998  157,500          -         -              -              -         -       4,750
 President and CEO    1997  185,000          -         -              -              -         -       4,750

(1) The amounts reported for all other compensation for Mr. Suttill represent matching contributions made under the Aviva Petroleum Inc. 401(k) Retirement Plan (the "401(k) Plan").


Directors' Fees

  The directors of the Company are no longer paid a cash fee. Directors are, however, reimbursed for travel and lodging expenses. Mr. Suttill receives no compensation as a director but is reimbursed for travel and lodging expenses incurred to attend meetings.

  On July 1 each year, non-employee directors who have served in such capacity for at least the entire proceeding calendar year each receives an option to purchase 5,000 shares of the Company's Common Stock pursuant to the Aviva Petroleum Inc. 1995 Stock Option Plan, as amended.

Option Grants During 1999

  There were no options granted to the Named Executive Officer during 1999. No stock appreciation rights have been issued by the Company.


Option Exercises During 1999 and Year End Option Values

  The following table provides information related to options exercised by the Named Executive Officer during 1999 and the number and value of options held at year-end. No stock appreciation rights have been issued by the Company.


                                                                       Number of Securities           Value of Unexercised
                                                                      Underlying Unexercised          In-the-Money Options
                                                                      Options at FY-End (#)           at FY-End ($) (1)
                                Shares Acquired     Value      ----------------------------------  --------------------------
Name                            on Exercise (#)  Realized ($)  Exercisable      Unexercisable      Exercisable  Unexercisable
------------------------------  ---------------  ------------  -----------  ---------------------  -----------  -------------

Ronald Suttill                            none          none       250,000                      -            -              -


(1) No values are ascribed to unexercised options of the Named Executive Officer at December 31, 1999 because the fair market value of a share of the Company's Common Stock at December 31, 1999 ($0.01) did not exceed the exercise price of any such options.

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

Employment Contracts

  The Named Executive Officer serves at the discretion of the Board of Directors, except that, effective February 1, 2000, the Company entered into an employment contract with Mr. Suttill. Mr. Suttill's contract provides for annual compensation of not less than $200,000 and a severance amount of $300,000 if his employment is terminated for any reason other than death, disability or cause, as defined in the contract.

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

  Compensation for the Company's executive officers during 1999 was comprised of salary, bonus and matching employer contributions made pursuant to the Company's 401(k) Plan. The Company's 401(k) Plan is generally available to all employees after one year of service. The Company makes matching contributions of 100% of the amount deferred by the employee, up to 6% of an employee's annual salary.

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

              Comparison of 5 Year Cumulative Total Return of the
                   Company, Industry Index and Broad Market

                               FISCAL YEAR ENDING
COMPANY/INDEX/MARKET    1994   1995    1996    1997    1998    1999

AVIVA PETROLEUM INC.     100   85.44   75.73   32.04    1.94     .97
INDUSTRY INDEX           100  109.98  146.24  148.22  118.73  145.03
BROAD MARKET             100  128.90  136.01  163.66  161.44  201.27

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


Security Ownership of Certain Beneficial Owners

     The following table sets forth certain information as to each person who, to the knowledge of the Company, is the beneficial owner of more than five percent of the outstanding Common Stock of the Company. Unless otherwise noted, the information is furnished as of February 29, 2000.


Name and Address of                     Amount and Nature of
Beneficial Owner or Group             Beneficial Ownership (1)          Percent of Class (2)
-------------------------             ------------------------          --------------------

Wexford Management LLC(3)                            5,438,639                 11.24%
411 West Putnam Avenue
Greenwich, Connecticut 06830

Pecks Management Partners Ltd. (4)                   5,155,108                 10.65%
One Rockefeller Plaza
New York, New York 10020

Lehman Brothers Inc.(5)                              2,966,876                  6.13%
3 World Financial Center
11th Floor
New York, New York 10285

ING (U.S.) Capital Corporation(6)                    2,700,000                  5.58%
135 East 57th Street
New York, New York 10022

Yale University(7)                                   2,551,886                  5.27%
230 Prospect Street
New Haven, Connecticut 06511

(1) Except as set forth below, to the knowledge of the Company, each beneficial owner has sole voting and sole investment power.
(2) Based on 46,900,132 shares of the Common Stock issued and outstanding on February 29, 2000, plus warrants for 1,500,000 shares held by ING (U.S.) Capital Corporation.
(3) Information regarding Wexford Management LLC ("Wexford Management") is based on a Schedule 13D dated November 12, 1998 filed by Wexford Management with the SEC. The shares are held by four investment funds. Wexford Management serves as investment advisor to three of the funds and as sub-investment advisor to the fourth fund which is organized as a corporation. Wexford Advisors, LLC ("Wexford Advisors") serves as the investment advisor to the corporate fund and as general partner to the remaining funds which are organized as limited partnerships. One of the limited partnerships, Wexford Special Situations 1996 L.P., holds more than 5% of Aviva Common Stock. Wexford Management shares voting and dispositive power with respect to these shares with each of the funds, with Wexford Advisors, and with Charles E. Davidson and Joseph M. Jacob, each of whom is a controlling person of Wexford Management and Wexford Advisors.
(4) Based on the number of shares issued on October 28, 1998, in connection with the acquisition of Garnet Resources Corporation. The shares are held by three investment advisory clients of Pecks Management Partners Ltd. ("Pecks"). One such client, Delaware State Employees' Retirement Fund, holds more than 5% of Aviva's Common Stock. Pecks has sole investment and dispositive power with respect to these shares.
(5) Information regarding Lehman Brothers Inc. is based on information received from Lehman Brothers Inc. on March 16, 1998.
(6) Based on 1,200,000 shares held by ING, plus warrants to acquire an additional 1,500,000 shares.
(7) Information regarding Yale University is based on a Schedule 13G dated March 11, 1994 filed by Yale University with the SEC.

Security Ownership of Management

     The following table sets forth certain information as of February 29, 2000, concerning the Common Stock of the Company owned beneficially by each director, by the Named Executive Officer listed in the Summary Compensation Table above, and by directors and executive officers of the Company as a group:


Name and Address of                           Amount and Nature
Beneficial Owner                          of Beneficial Ownership(1)          Percent of Class(2)
----------------                          --------------------------          -------------------
Ronald Suttill                                     2,129,939(3)(4)                   4.33%
8235 Douglas Avenue, Suite 400
Dallas, TX 75225

Eugene C. Fiedorek                                   926,542                         1.88%
5407 Creek Arbor Court
Dallas, TX 75287

Robert J. Cresci                                      10,000(5)                         *
Pecks Management Partners Ltd.
One Rockefeller Plaza
New York, NY 10020

All directors and executive officers
as a group (4 persons)                             3,713,900(6)                      7.54%


(1) Except as noted below, each beneficial owner has sole voting power and sole investment power.
(2) Based on 46,900,132 shares of Common Stock issued and outstanding on February 29, 2000. Treated as outstanding for purposes of computing the percentage ownership of each director, the Named Executive Officer and all directors and executive officers as a group are shares issuable upon exercise of vested stock options granted pursuant to the Company's stock option plans and 1,500,000 shares represented by warrants issued to ING Capital.
(3) Included are options for 250,000 shares exercisable on or within 60 days of February 29, 2000.
(4) Includes the entire ownership of AMG Limited, a limited liability company of which Mr. Suttill is a member, as of February 29, 2000, of 935,550 shares of Common Stock.
(5) Does not include shares owned by Pecks, of which Mr. Cresci is a managing director. For information with respect to such shares, see note (4) under "Security Ownership of Certain Beneficial Owners."
(6) Included are 935,550 shares beneficially owned through AMG Limited and options for 414,667 shares exercisable on or within 60 days of February 29, 2000.
*    Less than 1% of the outstanding Aviva Common Stock.


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

     (3)  Exhibits:

          *2.1 Agreement and Plan of Merger dated as of June 24, 1998, by and among Aviva Petroleum Inc., Aviva Merger Inc. and Garnet Resources Corporation (filed as exhibit 2.1 to the Registration Statement on Form S-4, File No. 333-58061, and incorporated herein by reference).
          *2.2 Debenture Purchase Agreement dated as of June 24, 1998, between Aviva Petroleum Inc. and the Holders of the Debentures named therein (filed as exhibit 2.2 to the Registration Statement on Form S-4, file No. 333-58061, and incorporated herein by reference).
          *3.1 Restated Articles of Incorporation of the Company dated July 25, 1995 (filed as exhibit 3.1 to the Company's annual report on Form 10-K for the year ended December 31, 1995, File No. 0-22258, and incorporated herein by reference).
          *3.2 Amended and Restated Bylaws of the Company, as amended as of January 23, 1995 (filed as exhibit 3.2 to the Company's annual report on Form 10-K for the year ended December 31, 1994, File No. 0-22258, and incorporated herein by reference).
          *10.1 Risk Sharing Contract between Empresa Colombiana de Petroleos ("Ecopetrol"), Argosy Energy International ("Argosy") and Neo Energy, Inc. ("Neo") (filed as exhibit 10.1 to the Company's Registration Statement on Form10, File No. 0-22258, and incorporated herein by reference).
          *10.2 Contract for Exploration and Exploitation of Sector Number 1 of the Aporte Putumayo Area ("Putumayo") between Ecopetrol and Cayman Corporation of Colombia dated July 24, 1972 (filed as exhibit 10.2 to the Company's Registration Statement on Form10, File No. 0-22258, and incorporated herein by reference).
          *10.3 Operating Agreement for Putumayo between Argosy and Neo dated September 16, 1987 and amended on January 4, 1989 and February 23, 1990 (filed as exhibit 10.3 to the Company's Registration Statement on Form10, File No. 0-22258, and incorporated herein by reference).
          *10.4 Operating Agreement for the Santana Area ("Santana") between Argosy and Neo dated September 16, 1987 and amended on January 4, 1989, February 23, 1990 and September 28, 1992 (filed as exhibit 10.4 to the Company's Registration Statement on Form10, File No. 0-22258, and incorporated herein by reference).
          *10.5 Santana Block A Relinquishment dated March 6, 1990 between Ecopetrol, Argosy and Neo (filed as exhibit 10.8 to the Company's Registration Statement on Form10, File No. 0-22258, and incorporated herein by reference).
          *10.6  Employee Stock Option Plan of the Company (filed as exhibit
                 10.13 to the Company's Registration Statement on Form10, File No. 0-22258, and incorporated herein by reference).
          *10.7 Santana Block B 50% relinquishment dated September 13, 1993 between Ecopetrol, Argosy and Neo (filed as exhibit 10.26 to the Company's annual report on Form 10-K for the year ended December 31, 1993, File No. 0-22258, and incorporated herein by reference).
          *10.8  Aviva Petroleum Inc. 401(k) Retirement Plan effective March
                 1, 1992 (filed as exhibit 10.29 to the Company's annual report on Form 10-K for the year ended December 31, 1993, File No. 0-22258, and incorporated herein by reference).
          *10.9 Relinquishment of Putumayo dated December 1, 1993 (filed as exhibit 10.30 to the Company's annual report on Form 10-K for the year ended December 31, 1993, File No. 0-22258, and incorporated herein by reference).

          *10.10    Deposit Agreement dated September 15, 1994 between the
                    Company and Chemical Shareholder Services Group, Inc. (filed as exhibit 10.29 to the Company's Registration Statement on
                    Form S-1, File No. 33-82072, and incorporated herein by
                    reference).
          *10.11    Letter from Ecopetrol dated December 28, 1994, accepting
                    relinquishment of Putumayo (filed as exhibit 10.38 to the
                    Company's annual report on Form 10-K for the year ended
                    December 31, 1994, File No. 0-22258, and incorporated herein by reference).
          *10.12    Amendment to the Incentive and Nonstatutory Stock Option
                    Plan of the Company (filed as exhibit 10.4 to the Company's quarterly report on Form 10-Q for the quarter ended
                    September 30, 1995, File No. 0-22258, and incorporated
                    herein by reference).
          *10.13    Santana Block B 25% relinquishment dated October 2, 1995
                    (filed as exhibit 10.51 to the Company's annual report on
                    Form 10-K for the year ended December 31, 1995, File No. 0-
                    22258, and incorporated herein by reference).
          *10.14    Aviva Petroleum Inc. 1995 Stock Option Plan, as amended
                    (filed as Appendix A to the Company's definitive Proxy
                    Statement for the Annual Meeting of Shareholders dated June
                    10, 1997, and incorporated herein by reference).
          *10.15    Restated Credit Agreement dated as of October 28, 1998,
                    between Neo Energy, Inc., Aviva Petroleum Inc. and ING
                    (U.S.) Capital Corporation (filed as exhibit 99.1 to the
                    Company's Form 8-K dated October 28, 1998, File No. 0-22258, and incorporated herein by reference).
          *10.16    Joint Finance and Intercreditor Agreement dated as of
                    October 28, 1998, between Neo Energy, Inc., Aviva Petroleum
                    Inc., ING (U.S.) Capital Corporation, Aviva America, Inc.,
                    Aviva Operating Company, Aviva Delaware Inc., Garnet
                    Resources Corporation, Argosy Energy Incorporated, Argosy
                    Energy International, Garnet PNG Corporation, the Overseas
                    Private Investment Corporation, Chase Bank of Texas, N.A.
                    and ING (U.S.) Capital Corporation as collateral agent for the creditors (filed as exhibit 99.2 to the Company's Form
                    8-K dated October 28, 1998, File No. 0-22258, and
                    incorporated herein by reference).
          *10.17    Amendment to the Santana Crude Sale and Purchase Agreement
                    dated February 16, 1999 (filed as exhibit 10.70 to the
                    Company's annual report on Form 10-K for the year ended
                    December 31, 1998, File No. 0-22258, and incorporated herein by reference).
          **10.18   Amended and Restated Aviva Petroleum Inc. Severance Benefit
                    Plan dated December 31, 1999.
          **10.19   Santana Crude Sale and Purchase Agreement dated January 3,
                    2000.
          **10.20   Employment Agreement between the Company and Ronald Suttill dated February 1, 2000.
          **10.21   Employment Agreement between the Company and James L. Busby dated February 1, 2000.
          **21.1    List of subsidiaries of Aviva Petroleum Inc.
          **27.1    Financial Data Schedule.


          ----------------------------------------
          *         Previously Filed
          **        Filed Herewith



b.   Reports on Form 8-K
     -------------------

     The Company did not file any Current Reports on Form 8-K during and subsequent to the end of the fourth quarter.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           AVIVA PETROLEUM INC.


                                      By:  /s/ Ronald Suttill
                                           --------------------------
                                           Ronald Suttill
                                           Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                            Title                           Date



/s/ Ronald Suttill           President, Chief Executive          March 29, 2000
-------------------------    Officer and Director                --------------
Ronald Suttill               (principal executive officer)



/s/ James L. Busby           Treasurer and Secretary             March 29, 2000
-------------------------    (principal financial and            --------------
James L. Busby               accounting officer)



/s/ Eugene C. Fiedorek       Director                            March 29, 2000
-------------------------                                        --------------
Eugene C. Fiedorek



/s/ Robert J. Cresci         Director                            March 29, 2000
-------------------------                                        --------------
Robert J. Cresci

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


                                                                        Page
                                                                        ----

Independent Auditors' Report.........................................     33

Consolidated Balance Sheet as of December 31, 1999 and 1998..........     34

Consolidated Statement of Operations for the years
     ended December 31, 1999, 1998 and 1997..........................     35

Consolidated Statement of Cash Flows for the years
     ended December 31, 1999, 1998 and 1997..........................     36

Consolidated Statement of Stockholders' Equity (Deficit) for
     the years ended December 31, 1999, 1998 and 1997................     37

Notes to Consolidated Financial Statements...........................     38

Supplementary Information Related to Oil and Gas Producing
     Activities (Unaudited)..........................................     49


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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aviva Petroleum Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

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


                                         /s/   KPMG LLP

Dallas, Texas
March 10, 2000

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                           December 31, 1999 and 1998
                    (in thousands, except number of shares)



                                                                   1999       1998
                                                               --------   --------
ASSETS

Current assets:
 Cash and cash equivalents                                     $    846   $  1,712
 Restricted cash (note 5)                                             4        417
 Accounts receivable (note 9):
   Oil and gas revenue                                              716        363
   Trade                                                            633        554
   Other                                                            301        586
 Inventories                                                        724        836
 Prepaid expenses and other                                         236        627
                                                               --------   --------
   Total current assets                                           3,460      5,095
                                                               --------   --------

Property and equipment, at cost (note 5):
 Oil and gas properties and equipment (full cost method)         68,462     68,636
 Other                                                              584        612
                                                               --------   --------
                                                                 69,046     69,248
 Less accumulated depreciation, depletion
   and amortization                                             (65,081)   (64,440)
                                                               --------   --------
                                                                  3,965      4,808
Other assets (note 4)                                             1,561      1,519
                                                               --------   --------
                                                               $  8,986   $ 11,422
                                                               ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
 Current portion of long term debt (note 5)                    $ 14,495   $ 14,805
 Accounts payable                                                 3,081      5,526
 Accrued liabilities                                              1,024        308
                                                               --------   --------
   Total current liabilities                                     18,600     20,639
                                                               --------   --------
Gas balancing obligations and other (note 11)                     1,869      1,866

Stockholders' deficit (notes 5 and 7):
 Common stock, no par value, authorized 348,500,000 shares;
   issued 46,900,132 in 1999 and 46,700,132 shares in 1998        2,345      2,335
 Additional paid-in capital                                      34,855     34,862
 Accumulated deficit*                                           (48,683)   (48,280)
                                                               --------   --------
   Total stockholders' deficit                                  (11,483)   (11,083)

Commitments and contingencies (note 10)
                                                               --------   --------
                                                               $  8,986   $ 11,422
                                                               ========   ========

*Accumulated deficit of $70,057 was eliminated at December 31, 1992 in connection with a quasi-reorganization. See note 7.

See accompanying notes to consolidated financial statements.

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
                      Consolidated Statement of Operations
                  Years Ended December 31, 1999, 1998 and 1997
                     (in thousands, except per share data)


                                                                           1999       1998       1997
                                                                        -------   --------   --------
Oil and gas sales (note 9)                                              $ 6,797   $  3,332   $  9,726
                                                                        -------   --------   --------

Expense:
 Production                                                               3,575      3,525      4,235
 Depreciation, depletion and amortization                                 1,000      3,152      6,067
 Write-down of oil and gas properties (note 1)                                -     12,343     19,953
 General and administrative                                               1,245      1,074      1,510
 Provision for (recovery of) losses on accounts
    receivable                                                             (101)       420          -
 Severance                                                                   62          -          -
                                                                        -------   --------   --------

   Total expense                                                          5,781     20,514     31,765
                                                                        -------   --------   --------

Other income (expense):
 Interest and other income (expense), net (note 6)                          259      1,045        122
 Interest expense                                                        (1,396)      (748)      (658)
                                                                        -------   --------   --------

   Total other income (expense)                                          (1,137)       297       (536)
                                                                        -------   --------   --------

   Loss before income taxes and extraordinary item                         (121)   (16,885)   (22,575)

Income (taxes) benefits (note 8)                                           (282)         4         93
                                                                        -------   --------   --------

   Loss before extraordinary item                                          (403)   (16,881)   (22,482)

Extraordinary item - debt extinguishment                                      -       (197)         -
                                                                        -------   --------   --------

   Net loss                                                             $  (403)  $(17,078)  $(22,482)
                                                                        =======   ========   ========

Weighted average common shares outstanding                               46,813     34,279     31,483
                                                                        =======   ========   ========

Basic and diluted net loss per common share                             $ (0.01)  $  (0.50)  $  (0.71)
                                                                        =======   ========   ========

See accompanying notes to consolidated financial statements.

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                  Years Ended December 31, 1999, 1998 and 1997
                                 (in thousands)

                                                           1999       1998       1997
                                                        -------   --------   --------
Net loss                                                $  (403)  $(17,078)  $(22,482)
Adjustments to reconcile net loss to
 net cash provided by operating activities:
 Depreciation, depletion and amortization                 1,000      3,152      6,067
 Write-down of oil and gas properties                         -     12,343     19,953
 Provision for (recovery of) losses on accounts
    receivable                                             (101)       420          -
 Deferred foreign income taxes                                -          -       (692)
 Loss (gain) on sale of assets, net                         (11)         -         15
 Foreign currency exchange loss (gain), net                (193)        (1)        75
 Other                                                      247       (275)      (217)
 Changes in assets and liabilities:
   Escrow account                                           413       (417)         -
   Accounts receivable                                      120        825      1,934
   Inventories                                              112        195        118
   Prepaid expenses and other                                38       (196)        79
   Accounts payable and accrued liabilities              (1,703)       983     (3,119)
                                                        -------   --------   --------
     Net cash provided by (used in) operating
       activities                                          (481)       (49)     1,731
                                                        -------   --------   --------
Cash flows from investing activities:
 Property and equipment expenditures                       (285)    (1,405)    (2,757)
 Proceeds from sale of assets                                37          -         19
 Other                                                        -      1,421          -
                                                        -------   --------   --------
     Net cash provided by (used in) investing
       activities                                          (248)        16     (2,738)
                                                        -------   --------   --------
Cash flows from financing activities:
 Proceeds from long term debt                                 -      1,560          -
 Principal payments on long term debt                      (300)      (400)      (300)
 Other                                                        -        (97)         -
                                                        -------   --------   --------
     Net cash provided by (used in) financing
       activities                                          (300)     1,063       (300)
                                                        -------   --------   --------
Effect of exchange rate changes on cash and
 cash equivalents                                           163         (8)       (44)
                                                        -------   --------   --------

Net increase (decrease) in cash and cash equivalents       (866)     1,022     (1,351)
Cash and cash equivalents at beginning of year            1,712        690      2,041
                                                        -------   --------   --------

Cash and cash equivalents at end of year                $   846   $  1,712   $    690
                                                        =======   ========   ========

See accompanying notes to consolidated financial statements.

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
           Consolidated Statement of Stockholders' Equity (Deficit)
                 Years Ended December 31, 1999, 1998 and 1997
                    (in thousands, except number of shares)


                                      Common Stock
                                   ------------------  Additional                         Total
                                    Number of             Paid-in   Accumulated        Stockholders'
                                       Shares  Amount     Capital       Deficit      Equity (Deficit)
                                   ----------  ------  ----------   -----------      ----------------
Balances at
 December 31, 1996                 31,482,716  $1,574   $  33,376    $   (8,720)      $    26,230

Net loss                                    -       -           -       (22,482)          (22,482)
                                   ----------  ------  ----------   -----------      ------------
Balances at
 December 31, 1997                 31,482,716   1,574      33,376       (31,202)            3,748

Issuance of common stock
 pursuant to amendments
 of credit agreement
 (note 5)                           1,200,000      60          49             -               109

Issuance of common stock
 pursuant to the acquisition of
 Garnet Resources Corporation
 (note 3)                          14,017,416     701       1,437             -             2,138

Net loss                                    -       -           -       (17,078)          (17,078)
                                   ----------  ------  ----------   -----------      ------------
Balances at
 December 31, 1998                 46,700,132   2,335      34,862       (48,280)          (11,083)


Issuance of common stock
 pursuant to investment
 banking agreement                    200,000      10          (7)            -                 3

Net loss                                    -       -           -          (403)             (403)
                                   ----------  ------  ----------   -----------          --------

Balances at
 December 31, 1999                 46,900,132  $2,345   $  34,855    $  (48,683)      $   (11,483)
                                   ==========  ======  ==========   ===========      ============

See accompanying notes to consolidated financial statements.

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements


(1)  Summary of Significant Accounting Policies

     General
     Aviva Petroleum Inc. and its subsidiaries (the "Company") are engaged in the business of exploring for, developing and producing oil and gas in Colombia and in the United States. The Company's Colombian oil production is sold to Empresa Colombiana de Petroleos, the Colombian national oil company ("Ecopetrol"), while the Company's U.S. oil and gas production is sold to principally one U.S. purchaser (See notes 9 and 12).

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

     Property and Equipment
     Under the full cost method of accounting for oil and gas properties, all productive and nonproductive property acquisition, exploration and development costs are capitalized in separate cost centers for each country. Such capitalized costs include lease acquisition costs, delay rentals, geophysical, geological and other costs, drilling, completion and other related costs and direct general and administrative expenses associated with property acquisition, exploration and development activities. Capitalized general and administrative costs include internal costs such as salaries and related benefits paid to employees to the extent that they are directly engaged in such activities, as well as all other directly identifiable general and administrative costs associated with such activities, including rent, utilities and insurance and do not include any costs related to production, general corporate overhead, or similar activities. Capitalized internal general and administrative costs were $46,000 in 1999, $60,000 in 1998 and $127,000 in 1997.

     Evaluated capitalized costs of oil and gas properties and the estimated future development, site restoration, dismantlement and abandonment costs are amortized by cost center, using the units-of-production method. Total net future site restoration, dismantlement and abandonment costs are estimated to be $1,479,000.

     Depreciation, depletion and amortization expense per equivalent barrel of production was as follows:

                                          1999       1998      1997
                                       -------   --------   -------
                    United States      $  1.10   $  27.00   $  7.32
                    Colombia           $  2.40   $   5.98   $ 11.59

     In accordance with the full cost method of accounting, the net capitalized costs of oil and gas properties less related deferred income taxes for each cost center are limited to the sum of the estimated future net revenues from the properties at current prices less estimated future expenditures, discounted at 10%, and unevaluated costs not being amortized, less income tax effects related to differences between the financial and tax bases of the properties, computed on a quarterly basis. The Company recorded write-downs of $10,556,000 and

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (Continued)


     $1,787,000 to the carrying amounts of its Colombian and U.S. oil and gas properties, respectively, as a result of ceiling limitations on capitalized costs during 1998. In 1997, the Company recorded write-downs of $17,829,000 and $2,124,000, respectively, to its Colombian and U.S. oil and gas properties. No such write-downs were required during 1999.

     Depletion expense and limits on capitalized costs are based on estimates of oil and gas reserves which are inherently imprecise and assume current prices for future net revenues. Accordingly, it is reasonably possible that the estimates of reserves quantities and future net revenues could differ materially in the near term from amounts currently estimated. Moreover, a future decrease in the prices the Company receives for its oil and gas production or downward reserve adjustments could, for the Colombian cost center, result in a ceiling test write-down that is significant to the Company's operating results.

     Gains and losses on sales of oil and gas properties are not recognized in income unless the sale involves a significant portion of the reserves associated with a particular cost center. Capitalized costs associated with unevaluated properties are excluded from amortization until it is determined whether proved reserves can be assigned to such properties or until the value of the properties is impaired. Unevaluated costs of $553,000 and $532,000 were excluded from amortization at December 31, 1999 and 1998, respectively. Unevaluated properties are assessed quarterly to determine whether any impairment has occurred. The unevaluated costs at December 31, 1999 represent exploration costs and were incurred primarily during the four-year period ended December 31, 1999. Such costs are expected to be evaluated and included in the amortization computation within the next three years.

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

     Interest Expense
     The Company capitalizes interest costs on qualifying assets, principally unevaluated oil and gas properties. During 1999, 1998 and 1997, the Company capitalized $59,000, $29,000 and $91,000 of interest, respectively.

     Loss Per Common Share
     Basic earnings per share ("EPS") is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For the years presented herein, basic and diluted EPS are the same since the effects of potential common shares (notes 5 and 7) are antidilutive.

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

     Statement of Cash Flows
     The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. The Company paid interest, net of amounts capitalized, of $547,000 in 1999, $860,000 in 1998 and $641,000 in 1997 and paid income taxes of $201,000 in 1999,
     $117,000 in 1998 and $212,000 in 1997.

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (Continued)

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

(2)  Liquidity

     During the last quarter of calendar year 1997 and throughout calendar year 1998, world oil prices declined dramatically. This decline in oil prices was particularly severe in Colombia. Colombian oil prices, during the twenty-four month period ended December 31, 1998, fell from a high of $22.71 per barrel in January 1997 to $7.50 per barrel in December 1998. Whereas the sale price for crude oil from the Santana contract averaged $19.82 per barrel in 1996 and $17.39 per barrel in 1997, the sale price averaged $10.31 per barrel during calendar year 1998 and $15.57 per barrel during calendar year 1999.

     These price declines have materially and adversely affected the results of operations and the financial position of the Company. During the years ended December 31, 1999, 1998 and 1997, the Company reported net losses of $0.4 million, $17.1 million and $22.5 million, respectively, and declining amounts of net cash provided by (used in) operating activities of $(0.5) million, $(0.05) million and $1.7 million, respectively. The Company's stockholders' deficit was approximately $11.5 million as of December 31, 1999.

     Although world oil prices have recovered during the latter part of 1999, the Company remains highly leveraged with $14.5 million in current debt as of December 31, 1999, pursuant to bank credit facilities with ING (U.S.) Capital Corporation ("ING Capital") and the U.S. Overseas Private Investment Corporation ("OPIC"), as more fully described in note 5.

     The Company is not in compliance with various covenants under the bank credit facilities nor is it in compliance with the minimum escrow balance required thereunder. As a result, the lender has the right to accelerate payment on the debt and, therefore, the Company has classified all long-term debt as current in the December 31, 1999 consolidated balance sheet. Furthermore, the Company was unable to pay the principal payment of $5.7 million due on April 30, 1999, and subsequent monthly principal payments of $281,250 (an aggregate of $7,950,000 through December 31, 1999). The Company did pay $150,000 of principal during the second quarter of 1999 and all of the interest through June 30, 1999; however, interest due subsequent to this date in the amount of $864,000 has not been paid. Assuming no change in its capital structure, the Company

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (Continued)

     will not have the financial resources to pay the $8,664,000 of principal and interest which is in arrears and future minimum monthly principal payments of $281,250 due through December 31, 2001.

     The Company's management has been in more or less continuous discussions with the Company's lenders regarding a restructuring of its debt for more than two years. During that period, the Company has attempted to negotiate several transactions and has engaged financial advisers to locate equity investors to participate in recapitalization and debt restructuring transactions. Except for the Garnet merger in October 1998, none of such proposals has come to fruition, primarily because of the inability of equity participants, lenders and the Company to agree on financial terms.

     Management of the Company is again in discussions with the Company's lenders and a group of investors concerning a restructuring of the Company. Such a restructuring may involve the sale of a substantial portion of the Company's oil and gas assets and a significant reduction of the Company's outstanding debt. While management is optimistic that a restructuring can be achieved that will provide the Company with the liquidity necessary to continue operations, there can be no assurance that this will be the case.

     Although management of the Company is pursuing the restructuring assiduously, its ability to effect such a restructuring is dependent upon the Company being able to reach an agreement between the Company, the Company's lenders and the potential investors, matters that are beyond the control of the Company. The Company's lenders have not yet and may not ever agree to a restructuring of the Company's debt. In addition, the potential investors may insist on financial terms that are viewed by the Company's board of directors as inconsistent with continued operations. If the Company is unable to consummate a restructuring, then, in the absence of another business transaction, the Company cannot achieve compliance with or make payments required by the bank credit facilities. Accordingly, the lenders could declare a default, accelerate all amounts outstanding, and attempt to realize upon the collateral securing the debt. As a result of this uncertainty, management believes there is substantial doubt about the Company's ability to continue as a going concern.

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
                                                         =========

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (Continued)

(4)  Other Assets

     A summary of other assets follows:
                                                             December 31
                                                         ------------------
                                                             (thousands)
                                                             1999      1998
                                                         --------  --------
     Abandonment funds for U.S. offshore properties      $  1,502  $  1,402
     Deferred financing charges                                55       113
     Other                                                      4         4
                                                         --------  --------
                                                         $  1,561  $  1,519
                                                         ========  ========

(5)  Long Term Debt

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

     The Chase loan was unconditionally guaranteed by OPIC. On September 1, 1999, the Chase loan was assigned and transferred to OPIC pursuant to this guarantee.

     The ING Capital loan and the OPIC loan (the "Bank Credit Facilities") are guaranteed by the Company and its material domestic subsidiaries. Both loans are also secured by the Company's consolidated interest in the Santana contract and related assets in Colombia, a first mortgage on the United States oil and gas properties of the Company and its subsidiaries, a lien on accounts receivable of the Company and its subsidiaries, and a pledge of the capital stock of the Company's subsidiaries.

     Borrowings under the ING Capital loan bear interest at the prime rate (as defined in the Restated Credit Agreement) plus 3% per annum. Borrowings under the OPIC loan bear interest at 10.27% per annum.

     Borrowings under the Bank Credit Facilities are payable as follows:
     $5,700,000 in April 1999, and thereafter $281,250 per month until final maturity on December 31, 2001. The terms of the Bank Credit Facilities, among other things, prohibit the Company from merging with another company or paying dividends, limit additional indebtedness, general and administrative expense, sales of assets and investments and require the maintenance of certain minimum financial ratios. As of December 31, 1999, the Company is not in compliance with various covenants under the Bank Credit Facilities. Moreover, the Company did not pay the $5,700,000 principal payment that was due April 30, 1999, and subsequent monthly principal payments of $281,250. As a result, the lender has the right to accelerate payment on the debt and, therefore, the Company has classified all long-term debt as current in the December 31, 1999 consolidated balance sheet.

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

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (Continued)

     valued using the Black-Scholes option-pricing model. Both amounts are included in debt extinguishment costs in the 1998 consolidated statement of operations.

(6)  Interest and Other Income (Expense)

     A summary of interest and other income (expense) follows:

                                                                (thousands)
                                                         1999         1998         1997
                                                   ----------   ----------   ----------
          Gain on settlement of litigation         $        -   $      720   $        -
          Interest income                                  94           70          138
          Foreign currency exchange gain (loss)           193            1          (75)
          Gain (loss) on sale of assets, net               11            -          (15)
          Other, net                                      (39)         254           74
                                                   ----------   ----------   ----------
                                                   $      259   $    1,045   $      122
                                                   ==========   ==========   ==========

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

     Stock Option Plans
     At December 31, 1999, the Company has two stock option plans, which are described below. The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock option plans been determined consistent with FASB Statement No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

                                           1999      1998       1997
                                           ----      ----       ----

          Net loss          As reported  $ (403)  $(17,078)  $(22,482)

                            Pro forma    $ (413)  $(17,095)  $(22,506)

          Loss per share    As reported  $(0.01)  $  (0.50)  $  (0.71)

                            Pro forma    $(0.01)  $  (0.50)  $  (0.71)


     The Aviva Petroleum Inc. 1995 Stock Option Plan, as amended (the "Current Plan") is administered by a committee (the "Committee") composed of two or more outside directors of the Company. Except as indicated below and except for non-discretionary grants to non-employee directors, the Committee has authority to determine all terms and provisions under which options are granted pursuant to the Current Plan. An aggregate of up to 1,000,000 shares of the Company's common stock may be issued upon exercise of stock options or in connection with restricted stock awards that may be granted under the Current Plan. The Current Plan also provides for the grant, on July 1, each year, to each non-employee director who has served in such capacity for at least the entire preceding calendar year of an option to purchase 5,000 shares of the Company's common stock (the "Annual Option Awards"), exercisable as to 2,500 shares on the first anniversary of the date of grant and as to the remaining shares on the second anniversary thereof.

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (Continued)

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

     As a result of the adoption of the Current Plan, during 1995 the Company's former Incentive and Non-Statutory Stock Option Plan was terminated as to the grant of new options, but options then outstanding for 258,000 shares of the Company's common stock remain in effect as of December 31, 1999.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                            1999          1998          1997
                                            -----         -----         -----
          Expected life (years)             10.0          10.0          10.0
          Risk-free interest rate            5.8%          4.8%          6.6%
          Volatility                        87.0%         77.0%         71.0%
          Dividend yield                     0.0%          0.0%          0.0%

     A summary of the status of the Company's two fixed stock option plans as of December 31, 1999, 1998 and 1997, and changes during the years ended on those dates is presented below:

                                               1999              1998               1997
                                      -----------------   -----------------   -----------------
                                               Weighted-           Weighted-           Weighted-
                                               Average              Average             Average
                                      Shares   Exercise   Shares   Exercise   Shares   Exercise
Fixed Options                         (000)     Price      (000)     Price     (000)     Price
-------------                         ------   --------   ------   --------   ------   --------
Outstanding at
  beginning of year                    1,148   $    .53      550   $   1.53      530   $   1.80
Granted                                    5        .01      675        .06       45        .52
Forfeited                                (81)       .74      (77)      3.60      (25)      4.95
                                      ------              ------              ------
Outstanding at
  end of year                          1,072        .51    1,148        .53      550       1.53
                                      ======              ======              ======
Options exercisable
  at year-end                            825                 655                 445
Weighted-average fair
  value of options
  granted during
  the year                            $  .01              $  .05              $  .42

The following table summarizes information about fixed stock options outstanding at December 31, 1999:

                                            Options Outstanding                           Options Exercisable
                              --------------------------------------------------    ------------------------------
      Range                      Number       Weighted-Avg.                            Number
       of                     Outstanding       Remaining          Weighted-Avg.    Exercisable     Weighted-Avg.
Exercise Prices               at 12/31/99   Contractual Life      Exercise Price    at 12/31/99     Exercise Price
--------------------          -----------   -----------------     --------------    -----------     --------------
$   .01   to     .17             659,000        8.84 years           $   .06            422,167        $    .06
    .51   to     .98             163,000        5.12                     .81            153,000             .83
   1.08   to    2.71             250,000        3.24                    1.47            250,000            1.47
--------------------          ----------                                            -----------
$   .01   to    2.71           1,072,000        6.97                     .51            825,167             .63
====================          ==========                                            ===========


                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (Continued)

(8)  Income Taxes

     Income tax expense includes current Colombian income taxes (benefit) of $282,000 in 1999, $(4,000) in 1998 and $587,000 in 1997 and deferred
     Colombian income taxes (benefit) of $-0- in 1999 and 1998 and $(692,000) in 1997. Income tax expense also includes state income taxes of $-0- in 1999 and 1998 and $12,000 in 1997.

     The Company's effective tax rate differs from the U.S. statutory rate each year principally due to losses without tax benefit.

     The Company has deferred tax assets of $44,332,000 and $46,028,000 at December 31, 1999 and 1998, respectively, consisting principally of net operating loss carryforwards. The valuation allowance for deferred tax assets at January 1, 1997 was $36,126,000. The net change in the valuation allowance was a $1,696,000 decrease in 1999, a $3,975,000 increase in 1998 and a $5,927,000 increase in 1997. Subsequently recognized tax benefits relating to the valuation allowance of $33,318,000 for deferred tax assets at January 1, 1993 will be credited to additional paid in capital.

     At December 31, 1999, the Company and its subsidiaries have aggregate net operating loss carryforwards for U.S. federal income tax purposes of approximately $109,000,000, expiring from 2000 through 2019, which are available to offset future federal taxable income. The utilization of a portion of these net operating losses is subject to an annual limitation of approximately $2,400,000 and a portion may only be utilized by certain subsidiaries of the Company.

(9)  Financial Instruments and Credit Risk Concentrations

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

     Ecopetrol has an option to purchase all of the Company's production in Colombia. For the years ended December 31, 1999, 1998 and 1997, Ecopetrol exercised that option and sales to Ecopetrol accounted for $5,683,000 (83.6%), $2,632,000 (79.0%) and $7,405,000 (76.1%), respectively, of the
     Company's aggregate oil and gas sales.

     For the years ended December 31, 1998 and 1997, sales to one U.S. purchaser accounted for $479,000 (14.4%) and $1,516,000 (15.6%), respectively, of oil and gas sales.

(10) Commitments and Contingencies

     The Company is engaged in ongoing operations on the Santana contract in Colombia. The contract obligations have been met; however, the Company plans to recomplete certain existing wells and engage in various other projects. The Company's current share of the estimated future costs of these activities is approximately $0.6 million at December 31, 1999. Any substantial increase in the amount of the above referenced expenditures could adversely affect the Company's ability to meet these obligations.

     The Company expects to fund these activities using cash provided from operations. Risks that could adversely affect funding of such activities include, among others, delays in obtaining the required environmental approvals and permits, cost overruns, failure to produce the reserves as projected or a decline in the sales price of oil. Depending on the results of future exploration and development activities, substantial expenditures which have not been included in the Company's cash flow projections may be required. Failure

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (Continued)

       to fund certain expenditures could result in the forfeiture of all or part of the Company's interest in this contract.

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

       The Company has one lease for office space in Dallas, Texas, which expires in January 2002. Rent expense relating to the lease was $94,000, $90,000 and $83,000 for 1999, 1998 and 1997, respectively. Future minimum payments under the lease are: 2000 - $102,000; 2001 - $102,000; and
       2002 - $9,000.

(11)   Gas Balancing

       As of December 31, 1999 and 1998, other joint owners had sold net gas with a volume equivalent of approximately 2,000 thousand cubic feet ("MCF") (with an estimated value of $4,000 included in other assets), for which the Company is generally entitled to be repaid in volumes ("underproduced"). As of December 31, 1999 and 1998, the Company had sold net gas with a volume equivalent of approximately 441,000 MCF and 444,000 MCF (with an estimated value of $708,000 and $725,000 included in gas balancing obligations and other), respectively, for which the other joint owners are entitled generally to be repaid in volumes ("overproduced"). In certain instances the parties have the option of requesting payment in cash.

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (Continued)

(12)   Geographic Area Information

       The Company is engaged in the business of exploring for, developing and producing oil and gas in the United States and Colombia. Information about the Company's operations in different geographic areas as of and for the years ended December 31, 1999, 1998 and 1997 follows:


       (Thousands)
                                                       United
                                                       States   Colombia     Total
                                                      -------   --------   -------
       1999
       ----
       Oil and gas sales                              $ 1,114   $  5,683   $ 6,797
                                                      -------   --------   -------

       Expense:
         Production                                     1,173      2,402     3,575
         Depreciation, depletion and amortization          59        941     1,000
         General and administrative                     1,148         97     1,245
         Recovery of losses on accounts receivable       (101)         -      (101)
         Severance                                          -         62        62
                                                      -------   --------   -------
                                                        2,279      3,502     5,781
                                                      -------   --------   -------


         Interest and other income (expense), net         154        105       259
         Interest expense                                (397)      (999)   (1,396)
                                                      -------   --------   -------

         Income (loss) before income taxes             (1,408)     1,287      (121)
         Income taxes                                       -       (282)     (282)
                                                      -------   --------   -------

         Net earnings (loss)                          $(1,408)  $  1,005   $  (403)
                                                      =======   ========   =======

         Total assets                                 $ 1,908   $  7,078   $ 8,986
                                                      =======   ========   =======

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (Continued)

(Thousands)
                                                         United
                                                         States   Colombia      Total
                                                        -------   --------   --------
1998
----
Oil and gas sales                                       $   700   $  2,632   $  3,332
                                                        -------   --------   --------
Expense:
     Production                                           1,259      2,266      3,525
     Depreciation, depletion and amortization             1,556      1,596      3,152
     Write-down of oil and gas properties                 1,787     10,556     12,343
     General and administrative                           1,042         32      1,074
     Provision for losses on accounts receivable            420          -        420
                                                        -------   --------   --------
                                                          6,064     14,450     20,514
                                                        -------   --------   --------


Interest and other income (expense), net                    768        277      1,045
Interest expense                                           (346)      (402)      (748)
                                                        -------   --------   --------

Loss before income taxes and extraordinary item          (4,942)   (11,943)   (16,885)
Income tax benefit                                            -          4          4
                                                        -------   --------   --------


Loss before extraordinary item                           (4,942)   (11,939)   (16,881)
Extraordinary item - debt extinguishment                      -       (197)      (197)
                                                        -------   --------   --------

Net loss                                                $(4,942)  $(12,136)  $(17,078)
                                                        =======   ========   ========

Total assets                                            $ 3,002   $  8,420   $ 11,422
                                                        =======   ========   ========

1997
----
Oil and gas sales                                       $ 2,321   $  7,405   $  9,726
                                                        -------   --------   --------
Expense:
     Production                                           1,262      2,973      4,235
     Depreciation, depletion and amortization             1,009      5,058      6,067
     Write-down of oil and gas properties                 2,124     17,829     19,953
     General and administrative                           1,499         11      1,510
                                                        -------   --------   --------
                                                          5,894     25,871     31,765
                                                        -------   --------   --------

Interest and other income (expense), net                     92         30        122
Interest expense                                           (399)      (259)      (658)
                                                        -------   --------   --------

Loss before income taxes                                 (3,880)   (18,695)   (22,575)
Income (taxes) benefit                                      (12)       105         93
                                                        -------   --------   --------

Net loss                                                $(3,892)  $(18,590)  $(22,482)
                                                        =======   ========   ========

Total assets                                            $ 4,110   $ 12,335   $ 16,445
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

Capitalized costs and accumulated depreciation, depletion and amortization relating to oil and gas producing activities were as follows:


(Thousands)
                                           United
                                           States      Colombia       Total
                                         ---------    ----------    ---------
December 31, 1999
-----------------

Unevaluated oil and gas properties       $     175    $      379    $     554
Proved oil and gas properties               13,199        54,709       67,908
                                         ---------    ----------    ---------

  Total capitalized costs                   13,374        55,088       68,462

Less accumulated depreciation
  depletion and amortization                13,992        50,600       64,592
                                         ---------    ----------    ---------

  Capitalized costs, net                 $    (618)   $    4,488    $   3,870
                                         =========    ==========    =========


December 31, 1998
-----------------

Unevaluated oil and gas properties       $     158    $      374    $     532
Proved oil and gas properties               13,114        54,990       68,104
                                         ---------    ----------    ---------

  Total capitalized costs                   13,272        55,364       68,636

Less accumulated depreciation,
  depletion and amortization                13,947        49,947       63,894
                                         ---------    ----------    ---------

  Capitalized costs, net                 $    (675)   $    5,417    $   4,742
                                         =========    ==========    =========

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
     Supplementary Information Related to Oil and Gas Producing Activities
                            (Unaudited) (Continued)

Costs incurred in oil and gas property acquisition, exploration and development activities were as follows:


(Thousands)
                                        United
                                        States   Colombia      Total
                                      --------   --------   --------
1999
----

Exploration                           $     17   $     41   $     58
Development                                 85         81        166
                                      --------   --------   --------
  Total costs incurred                $    102   $    122   $    224
                                      ========   ========   ========

1998
----

Exploration                           $     15   $    136   $    151
Development                              1,039        209      1,248
Acquisition of Garnet properties             -      8,250      8,250
                                      --------   --------   --------
  Total costs incurred                $  1,054   $  8,595   $  9,649
                                      ========   ========   ========

1997
----

Exploration                           $     25   $    470   $    495
Development                                176      2,085      2,261
                                      --------   --------   --------
  Total costs incurred                $    201   $  2,555   $  2,756
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



                                            Changes in the Estimated Quantities of Reserves
                                            -----------------------------------------------
                                                  United
                                                  States           Colombia           Total
                                            ------------      ------------     ------------
Year ended December 31, 1999
----------------------------

Oil (Thousands of barrels)
Proved reserves:
  Beginning of period                                  8             2,352            2,360
  Revisions of previous estimates                    193               221              414
  Discoveries and extensions                           -                 -                -
  Sales of reserves                                    -                 -                -
  Production                                         (57)             (365)            (422)
                                            ------------      ------------     ------------

  End of period                                      144             2,208            2,352
                                            ============      ============     ============

Proved developed reserves, end of period             144             2,208            2,352
                                            ============      ============     ============

Gas (Millions of cubic feet)
Proved reserves:
  Beginning of period                                  4                 -                4
  Revisions of previous estimates                    150                 -              150
  Discoveries and extensions                           -                 -                -
  Sales of reserves                                    -                 -                -
  Production                                         (53)                -              (53)
                                            ------------      ------------     ------------

  End of period                                      101                 -              101
                                            ============      ============     ============

Proved developed reserves, end of period             101                 -              101
                                            ============      ============     ============


                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
     Supplementary Information Related to Oil and Gas Producing Activities
                            (Unaudited) (Continued)


                                            Changes in the Estimated Quantities of Reserves
                                            -----------------------------------------------
                                                  United
                                                  States          Colombia            Total
                                            ------------      ------------      -----------
Year ended December 31, 1998
----------------------------

Oil (Thousands of barrels)
Proved reserves:
  Beginning of period                                195             1,476            1,671
  Revisions of previous estimates                   (143)             (200)            (343)
  Acquisition of Garnet                                -             1,331            1,331
  Production                                         (44)             (255)            (299)
                                            ------------      ------------     ------------

  End of period                                        8             2,352            2,360
                                            ============      ============     ============

Proved developed reserves, end of period               8             2,352            2,360
                                            ============      ============     ============

Gas (Millions of cubic feet)
Proved reserves:
  Beginning of period                              1,119                 -            1,119
  Revisions of previous estimates                 (1,047)                -           (1,047)
  Production                                         (68)                -              (68)
                                            ------------      ------------     ------------

  End of period                                        4                 -                4
                                            ============      ============     ============

Proved developed reserves, end of period               4                 -                4
                                            ============      ============     ============

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
     Supplementary Information Related to Oil and Gas Producing Activities
                            (Unaudited) (Continued)


                                            Changes in the Estimated Quantities of Reserves
                                            -----------------------------------------------
                                                  United
                                                  States          Colombia            Total
                                            ------------      ------------      -----------
Year ended December 31, 1997
----------------------------

Oil (Thousands of barrels)
Proved reserves:
  Beginning of period                                305             2,817            3,122
  Revisions of previous estimates                    (34)             (915)            (949)
  Production                                         (76)             (426)            (502)
                                            ------------      ------------      -----------

  End of period                                      195             1,476            1,671
                                            ============      ============     ============

Proved developed reserves, end of period             195             1,476            1,671
                                            ============      ============     ============



Gas (Millions of cubic feet)
Proved reserves:
  Beginning of period                              1,682                 -             1,682
  Revisions of previous estimates                   (247)                -             (247)
  Production                                        (316)                -             (316)
                                            ------------      ------------      -----------

  End of period                                    1,119                 -            1,119
                                            ============      ============     ============

Proved developed reserves, end of period           1,119                 -            1,119
                                            ============      ============     ============


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


(Thousands)                                       United
                                                  States          Colombia            Total
                                            ------------      ------------     ------------
At December 31, 1999:
---------------------

Future gross revenues                       $      3,708      $     53,112     $     56,820
Future production costs                           (2,792)          (15,195)         (17,987)
Future development costs, including
  abandonment of U.S. offshore platforms            (970)           (1,075)          (2,045)
                                            ------------      ------------     ------------
Future net cash flows before
  income taxes                                       (54)           36,842           36,788
Future income taxes                                    -                 -                -
                                            ------------      ------------     ------------
Future net cash flows after
  income taxes                                       (54)           36,842           36,788

Discount at 10% per annum                            171            (8,699)          (8,528)
                                            ------------      ------------     ------------
Standardized measure of discounted
  future net cash flows                     $        117      $     28,143     $     28,260
                                            ============      ============     ============


At December 31, 1998:
---------------------

Future gross revenues                       $         78      $     17,645     $     17,723
Future production costs                              (77)          (10,242)         (10,319)
Future development costs, including
  abandonment of U.S. offshore platforms            (969)             (570)          (1,539)
                                            ------------      ------------     ------------
Future net cash flows before
  income taxes                                      (968)            6,833            5,865
Future income taxes                                    -                 -                -
                                            ------------      ------------     ------------
Future net cash flows after
  income taxes                                      (968)            6,833            5,865

Discount at 10% per annum                            136            (1,382)          (1,246)
                                            ------------      ------------     ------------
Standardized measure of discounted
  future net cash flows                     $       (832)     $      5,451     $      4,619
                                            ============      ============     ============

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
     Supplementary Information Related to Oil and Gas Producing Activities
                            (Unaudited) (Continued)


(Thousands)                                       United
                                                  States          Colombia            Total
                                            ------------      ------------     ------------
At December 31, 1997:
---------------------

Future gross revenues                       $      6,009      $     21,124     $     27,133
Future production costs                           (3,548)           (7,709)         (11,257)
Future development costs, including
  abandonment of U.S. offshore platforms            (970)             (555)          (1,525)
                                            ------------      ------------     ------------
Future net cash flows before
  income taxes                                     1,491            12,860           14,351
Future income taxes                                    -                 -                -
                                            ------------      ------------     ------------
Future net cash flows after
  income taxes                                     1,491            12,860           14,351

Discount at 10% per annum                            (38)           (2,893)          (2,931)
                                            ------------      ------------     ------------
Standardized measure of discounted
  future net cash flows                     $      1,453      $      9,967     $     11,420
                                            ============      ============     ============

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
     Supplementary Information Related to Oil and Gas Producing Activities
                            (Unaudited) (Continued)


The following schedule summarizes the changes in the standardized measure of discounted future net cash flows.


(Thousands)
                                                         1999              1998             1997
                                                 ------------      ------------     ------------

Sales of oil and gas, net of production costs    $     (3,222)     $        192     $     (5,491)
Sales of reserves in place                                  -                 -                -
Development costs incurred that reduced
  future development costs                                  -                 -              801
Accretion of discount                                     462             1,142            4,547
Discoveries and extensions                                  -                 -                -
Purchase of reserves in place                               -             2,998                -
Revisions of previous estimates:
  Changes in price                                     24,161            (9,585)         (24,154)
  Changes in quantities                                 4,103              (539)          (7,054)
  Changes in future development costs                     297              (448)           1,175
  Changes in timing and other changes                  (2,160)             (561)          (3,878)
  Changes in estimated income taxes                         -                 -              874
                                                 ------------      ------------     ------------

  Net increase (decrease)                              23,641            (6,801)         (33,180)

Balances at beginning of year                           4,619            11,420           44,600
                                                 ------------      ------------     ------------

Balances at end of year                          $     28,260      $      4,619     $     11,420
                                                 ============      ============     ============

                               INDEX TO EXHIBITS
                                                                   Sequentially
                                                                     Numbered
Number                 Description of Exhibit                          Page
------                 ----------------------                      ------------

  *2.1 Agreement and Plan of Merger dated as of June 24, 1998, by and among Aviva Petroleum Inc., Aviva Merger Inc. and Garnet Resources Corporation (filed as exhibit 2.1 to the Registration Statement on Form S-4, File No. 333-58061, and incorporated herein by reference).
  *2.2 Debenture Purchase Agreement dated as of June 24, 1998, between Aviva Petroleum Inc. and the Holders of the Debentures named therein (filed as exhibit 2.2 to the Registration Statement on Form S-4, file No. 333-58061, and incorporated herein by reference).
  *3.1 Restated Articles of Incorporation of the Company dated July 25, 1995 (filed as exhibit 3.1 to the Company's annual report on Form 10-K for the year ended
          December 31, 1995, File No. 0-22258, and incorporated herein by reference).
  *3.2 Amended and Restated Bylaws of the Company, as amended as of January 23, 1995 (filed as exhibit 3.2 to the Company's annual report on Form 10-K for the year ended December 31, 1994, File No. 0-22258, and incorporated herein by reference).
 *10.1 Risk Sharing Contract between Empresa Colombiana de Petroleos ("Ecopetrol"), Argosy Energy International ("Argosy") and Neo Energy, Inc. ("Neo") (filed as exhibit 10.1 to the Company's Registration Statement on Form 10, File No. 0-22258, and incorporated herein by reference).
 *10.2 Contract for Exploration and Exploitation of Sector Number 1 of the Aporte Putumayo Area ("Putumayo") between Ecopetrol and Cayman Corporation of Colombia dated July 24, 1972 (filed as exhibit 10.2 to the Company's Registration Statement on Form 10, File No. 0-22258, and incorporated herein by reference).
 *10.3 Operating Agreement for Putumayo between Argosy and Neo dated September 16, 1987 and amended on January 4, 1989 and February 23, 1990 (filed as exhibit 10.3 to the Company's Registration Statement on Form 10, File
          No. 0-22258, and incorporated herein by reference).
 *10.4 Operating Agreement for the Santana Area ("Santana") between Argosy and Neo dated September 16, 1987 and amended on January 4, 1989, February 23, 1990 and September 28, 1992 (filed as exhibit 10.4 to the Company's Registration Statement on Form 10, File
          No. 0-22258, and incorporated herein by reference).
 *10.5 Santana Block A Relinquishment dated March 6, 1990 between Ecopetrol, Argosy and Neo (filed as exhibit 10.8 to the Company's Registration Statement on Form10, File No. 0-22258, and incorporated herein by reference).
 *10.6 Employee Stock Option Plan of the Company (filed as exhibit 10.13 to the Company's Registration Statement on Form 10, File No. 0-22258, and incorporated herein by reference).
 *10.7 Santana Block B 50% relinquishment dated September 13, 1993 between Ecopetrol, Argosy and Neo (filed as exhibit
          10.26 to the Company's annual report on Form 10-K for the year ended December 31, 1993, File No. 0-22258, and incorporated herein by reference).
 *10.8 Aviva Petroleum Inc. 401(k) Retirement Plan effective March 1, 1992 (filed as exhibit 10.29 to the Company's annual report on Form 10-K for the year ended December 31, 1993, File No. 0-22258, and incorporated herein by reference).
 *10.9 Relinquishment of Putumayo dated December 1, 1993 (filed as exhibit 10.30 to the Company's annual report on Form 10-K for the year ended December 31, 1993, File
          No. 0-22258, and incorporated herein by reference).
 *10.10 Deposit Agreement dated September 15, 1994 between the Company and Chemical Shareholder Services Group, Inc. (filed as exhibit 10.29 to the Company's Registration Statement on Form S-1, File No. 33-82072, and incorporated herein by reference).
 *10.11 Letter from Ecopetrol dated December 28, 1994, accepting relinquishment of Putumayo (filed as exhibit 10.38 to the Company's annual report on Form 10-K for the year ended December 31, 1994, File No. 0-22258, and incorporated herein by reference).

                               INDEX TO EXHIBITS
                                                                   Sequentially
                                                                     Numbered
Number                 Description of Exhibit                          Page
------                 ----------------------                      ------------

 *10.12   Amendment to the Incentive and Nonstatutory Stock Option
          Plan of the Company (filed as exhibit 10.4 to the
          Company's quarterly report on Form 10-Q for the quarter
          ended September 30, 1995, File No. 0-22258, and
          incorporated herein by reference).
 *10.13   Santana Block B 25% relinquishment dated October 2, 1995
          (filed as exhibit 10.51 to the Company's annual report on
          Form 10-K for the year ended December 31, 1995, File
          No. 0-22258, and incorporated herein by reference).
 *10.14   Aviva Petroleum Inc. 1995 Stock Option Plan, as amended
          (filed as Appendix A to the Company's definitive Proxy
          Statement for the Annual Meeting of Shareholders dated
          June 10, 1997, and incorporated herein by reference).
 *10.15   Restated Credit Agreement dated as of October 28, 1998,
          between Neo Energy, Inc., Aviva Petroleum Inc. and ING
          (U.S.) Capital Corporation (filed as exhibit 99.1 to the Company's Form 8-K dated October 28, 1998, File
          No. 0-22258, and incorporated herein by reference).
 *10.16   Joint Finance and Intercreditor Agreement dated as of
          October 28, 1998, between Neo Energy, Inc., Aviva
          Petroleum Inc., ING (U.S.) Capital Corporation, Aviva
          America, Inc., Aviva Operating Company, Aviva Delaware
          Inc., Garnet Resources Corporation, Argosy Energy
          Incorporated, Argosy Energy International, Garnet PNG
          Corporation, the Overseas Private Investment Corporation,
          Chase Bank of Texas, N.A. and ING (U.S.) Capital
          Corporation as collateral agent for the creditors (filed
          as exhibit 99.2 to the Company's Form 8-K dated
          October 28, 1998, File No. 0-22258, and incorporated
          herein by reference).
 *10.17   Amendment to the Santana Crude Sale and Purchase
          Agreement dated February 16, 1999 (filed as exhibit 10.70
          to the Company's annual report on Form 10-K for the year
          ended December 31, 1998, File No. 0-22258, and
          incorporated herein by reference).
**10.18   Amended and Restated Aviva Petroleum Inc. Severance
          Benefit Plan dated December 31, 1999.
**10.19   Santana Crude Sale and Purchase Agreement dated January 3, 2000.
**10.20 Employment Agreement between the Company and Ronald Suttill dated February 1, 2000.
**10.21 Employment Agreement between the Company and James L. Busby dated February 1, 2000.
**21.1    List of subsidiaries of Aviva Petroleum Inc.
**27.1    Financial Data Schedule.


-------------------------
*Previously Filed
**Filed Herewith