Form 10-Q
period 2000-03-31
AVIVA PETROLEUM INC /TX/
filed 2000-05-12
CIK 910659

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


[ X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

            For the quarterly period ended          MARCH 31, 2000
                                            -----------------------

                                      OR

[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

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

Number of shares of Common Stock, no par value, outstanding at March 31, 2000, was 46,900,132 of which 25,483,690 shares of Common Stock were represented by Depositary Shares. Each Depositary Share represents five shares of Common Stock held by a Depositary.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
-----------------------------

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheet
                    (in thousands, except number of shares)
                                  (unaudited)

                                                             March 31,                 December 31,
                                                                  2000                         1999
                                                          ------------                -------------
ASSETS

Current assets:
 Cash and cash equivalents                                $        863                $        846
 Restricted cash                                                     4                           4
 Accounts receivable                                             2,475                       1,650
 Inventories                                                       735                         724
 Prepaid expenses and other                                        168                         236
                                                          ------------                ------------
   Total current assets                                          4,245                       3,460
                                                          ------------                ------------

Property and equipment, at cost (note 3):
 Oil and gas properties and equipment
 (full cost method)                                             68,722                      68,462
 Other                                                             584                         584
                                                          ------------                ------------
                                                                69,306                      69,046
   Less accumulated depreciation,
     depletion and amortization                                (65,304)                    (65,081)
                                                          ------------                ------------
                                                                 4,002                       3,965
Other assets                                                     1,600                       1,561
                                                          ------------                ------------
                                                          $      9,847                $      8,986
                                                          ============                ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Current portion of long term debt (note 4)               $     14,495                $    14,495
 Accounts payable                                                2,843                      3,081
 Accrued liabilities                                             1,463                      1,024
                                                          ------------                -----------
   Total current liabilities                                    18,801                     18,600
                                                          ------------                -----------

Gas balancing obligations and other                              1,796                      1,869

Stockholders' deficit:
 Common stock, no par value,
  authorized 348,500,000 shares;
  issued 46,900,132 shares                                       2,345                      2,345
 Additional paid-in capital                                     34,855                     34,855
 Accumulated deficit/*/                                        (47,950)                   (48,683)
                                                          ------------                -----------
  Total stockholders' deficit                                  (10,750)                   (11,483)

Commitments and contingencies (note 5)
                                                          ------------                -----------
                                                          $      9,847                $     8,986
                                                          ============                ===========
/*/ Accumulated deficit of $70,057 was eliminated at December 31, 1992 in connection with a quasi-reorganization.

See accompanying notes to condensed consolidated financial statements.

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
                Condensed Consolidated Statement of Operations
                     (in thousands, except per share data)
                                  (unaudited)

                                                                                   Three Months Ended
                                                                                       March 31,

                                                                                    2000         1999
                                                                                  --------     --------
Oil and gas sales                                                                 $  2,541     $  1,184
                                                                                  --------     --------
Expense:
 Production                                                                            810          900
 Depreciation, depletion and amortization                                              235          336
 General and administrative                                                            301          359
 Recovery of losses on accounts receivable                                             (52)           -
                                                                                  --------     --------
   Total expense                                                                     1,294        1,595
                                                                                  --------     --------

Other income (expense):
 Interest and other income (expense), net                                                -           34
 Interest expense                                                                     (395)        (291)
                                                                                  --------     --------

   Total other income (expense)                                                       (395)        (257)
                                                                                  --------     --------

Earnings (loss) before income taxes                                                    852         (668)

Income taxes                                                                           119           63
                                                                                  --------     --------

     Net earnings (loss)                                                          $    733     $   (731)
                                                                                  ========     ========

Weighted average common shares outstanding                                          46,900       46,700
                                                                                  ========     ========

Basic and diluted net earnings (loss) per common share                            $   0.02     $  (0.02)
                                                                                  ========     ========



See accompanying notes to condensed consolidated financial statements.

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
                Condensed Consolidated Statement of Cash Flows
                                (in thousands)
                                  (unaudited)

                                                                                         Three Months Ended
                                                                                              March 31,

                                                                                           2000         1999
                                                                                       --------     --------
Net earnings (loss)                                                                    $    733     $   (731)
Adjustments to reconcile net earnings (loss) to net cash
 provided by operating activities:
   Depreciation, depletion and amortization                                                 235          336
   Changes in working capital and other                                                    (693)         423
                                                                                       --------     --------

   Net cash provided by operating activities                                                275           28
                                                                                       --------     --------

Cash flows from investing activities -
 property and equipment expenditures                                                       (260)         (74)
                                                                                       --------     --------

Cash flows from financing activities -
 principal payments on long term debt                                                         -         (150)
                                                                                       --------     --------

Effect of exchange rate changes on cash and
 cash equivalents                                                                             2          (15)
                                                                                       --------     --------

Net increase (decrease) in cash and cash equivalents                                         17         (211)
Cash and cash equivalents at beginning of the period                                        846        1,712
                                                                                       --------     --------

Cash and cash equivalents at end of the period                                         $    863     $  1,501
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

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
           Condensed Consolidated Statement of Stockholders' Deficit
                    (in thousands, except number of shares)
                                  (unaudited)





                                     Common Stock
                                 ----------------------
                                                         Additional                         Total
                                       Number               Paid-in   Accumulated    Stockholders'
                                    of Shares    Amount     Capital       Deficit         Deficit
                                 ------------  --------  ----------  ------------  --------------

Balances at December 31, 1999      46,900,132  $  2,345  $   34,855  $    (48,683) $      (11,483)
Net earnings                                -         -           -           733             733
                                 ------------  --------  ----------  ------------  --------------

Balances at March 31, 2000         46,900,132  $  2,345  $   34,855  $    (47,950) $      (10,750)
                                 ============  ========  ==========  ============  ==============



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

2.   Liquidity

     During the last quarter of calendar year 1997 and throughout calendar year 1998, world oil prices declined dramatically. This decline in oil prices was particularly severe in Colombia. Colombian oil prices, during the 24-month period ended December 31, 1998, fell from a high of $22.71 per barrel in January 1997 to $7.50 per barrel in December 1998. Whereas the sale price for crude oil from the Santana contract averaged $19.82 per barrel in 1996 and $17.39 per barrel in 1997, the sale price averaged $10.31 per barrel during calendar year 1998 and $15.57 per barrel during calendar year 1999.

     Those price declines materially and adversely affected the results of operations and the financial position of the Company. During the years ended December 31, 1999, 1998 and 1997, the Company reported net losses of $0.4 million, $17.1 million and $22.5 million, respectively, and declining amounts of net cash provided by (used in) operating activities of $(0.5) million, $(0.05) million and $1.7 million, respectively. The Company's stockholders' deficit was approximately $10.8 million as of March 31, 2000.

     Although world oil prices recovered during the latter part of 1999, and the Company's Colombian oil price averaged $28.13 per barrel during the first quarter of 2000, the Company remains highly leveraged with $14.5 million in current debt as of March 31, 2000, pursuant to bank credit facilities formerly with ING (U.S.) Capital Corporation ("ING Capital") and the U.S. Overseas Private Investment Corporation ("OPIC"), as more fully described in note 4. On May 1, 2000, ING Capital and OPIC sold their entire interests in the bank credit facilities to Crosby Capital, L.L.C., a Texas limited liability company based in Houston, Texas.

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                            (unaudited) (continued)

     The Company is not in compliance with various covenants under the credit facilities nor is it in compliance with the minimum escrow balance required thereunder. As a result, the new lenders have the right to accelerate payment on the debt and, therefore, the Company has classified all long-term debt as current in the March 31, 2000 condensed consolidated balance sheet. Furthermore, the Company was unable to pay the principal payment of $5.7 million due on April 30, 1999, and subsequent monthly principal payments of $281,250 (an aggregate of $8.8 million through March 31, 2000). The Company did pay $150,000 of principal during the second quarter of 1999 and all of the interest through June 30, 1999; however, interest due subsequent to this date in the amount of $1.3 million has not been paid. Assuming no change in its capital structure, the Company will not have the financial resources to pay the $9.9 million of principal and interest which is in arrears and future minimum monthly principal payments of $281,250 due through December 31, 2001.

     The Company's management had been in more or less continuous discussions with the Company's former lenders regarding a restructuring of its debt for more than two years. During that period, the Company attempted to negotiate several transactions and had engaged financial advisers to locate equity investors to participate in recapitalization and debt restructuring transactions. Except for the Garnet merger in October 1998, none of such proposals came to fruition, primarily because of the inability of equity participants, former lenders and the Company to agree on financial terms.

     Management of the Company is in discussions with the Company's new lenders concerning a restructuring of the Company. Such a restructuring may involve the sale of a substantial portion of the Company's oil and gas assets and a significant reduction of the Company's outstanding debt. While management is optimistic that a restructuring can be achieved that will provide the Company with the liquidity necessary to continue operations, there can be no assurance that this will be the case.

     Although management of the Company is pursuing the restructuring assiduously, its ability to effect such a restructuring is dependent upon the Company being able to reach an agreement with the new lenders, a matter that is beyond the control of the Company. The new lenders may not agree to a restructuring of the Company's debt or may insist on financial terms that are viewed by the Company's board of directors as inconsistent with continued operations. If the Company is unable to consummate a restructuring, then, in the absence of another business transaction, the Company cannot achieve compliance with or make payments required by the credit facilities. Accordingly, the new lenders could accelerate all amounts outstanding and attempt to realize upon the collateral securing the debt. As a result of this uncertainty, management believes there is substantial doubt about the Company's ability to continue as a going concern.

3.   Property and Equipment

     Internal general and administrative costs directly associated with oil and gas property acquisition, exploration and development activities have been capitalized in accordance with the accounting policies of the Company. Such costs totaled $15,000 for the three months ended March 31, 2000 and $9,000 for the three months ended March 31, 1999.

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                            (unaudited) (continued)

     Unevaluated oil and gas properties totaling $576,000 and $553,000 at March 31, 2000 and December 31, 1999, respectively, have been excluded from costs subject to depletion. The Company capitalized interest costs of $16,000 and $12,000 for the three-month periods ended March 31, 2000 and 1999, respectively, on these properties.

4.   Long Term Debt

     On October 28, 1998, concurrently with the consummation of the merger with Garnet Resources Corporation ("Garnet Merger"), Neo Energy, Inc., an indirect subsidiary of the Company, and the Company entered into a Restated Credit Agreement with ING Capital. ING Capital, Chase and OPIC also entered into a Joint Finance and Intercreditor Agreement (the "Intercreditor Agreement") with the Company. ING Capital agreed to loan Neo Energy, Inc. an additional $800,000, bringing the total outstanding balance due ING Capital to $9,000,000. The outstanding balance due to Chase was paid down to $6,000,000 from the $6,350,000 balance owed by Garnet prior to the merger.

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

     Borrowings under the Bank Credit Facilities are payable as follows:
     $5,700,000 in April 1999, and thereafter $281,250 per month until final maturity on December 31, 2001. The terms of the Bank Credit Facilities, among other things, prohibit the Company from merging with another company or paying dividends, limit additional indebtedness, general and administrative expense, sales of assets and investments and require the maintenance of certain minimum financial ratios. As of March 31, 2000, the Company is not in compliance with various covenants under the Bank Credit Facilities. Moreover, the Company did not pay the $5,700,000 principal payment that was due April 30, 1999, and subsequent monthly principal payments of $281,250. As a result, the lenders have the right to accelerate payment on the debt and, therefore, the Company has classified all long-term debt as current in the March 31, 2000 condensed consolidated balance sheet.

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

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                            (unaudited) (continued)

     On May 1, 2000, ING Capital and OPIC sold their entire interests in the Bank Credit Facilities to Crosby Capital LLC. See note 2 for information regarding management's attempts to restructure the debt.

5.   Commitments and Contingencies

     The Company is engaged in ongoing operations on the Santana contract in Colombia. The contract obligations have been met; however, the Company plans to recomplete certain existing wells and engage in various other projects. The Company's current share of the estimated future costs of these activities is approximately $0.6 million at March 31, 2000. Any substantial increase in the amount of the above referenced expenditures could adversely affect the Company's ability to meet these obligations.

     The Company expects to fund these activities using existing cash and cash provided from operations. Risks that could adversely affect funding of such activities include, among others, acceleration of payment of the Company's long term debt, delays in obtaining the required environmental approvals and permits, cost overruns, failure to produce the reserves as projected or a decline in the sales price of oil. Depending on the results of future exploration and development activities, substantial expenditures which have not been included in the Company's cash flow projections may be required. Failure to fund certain expenditures could result in the forfeiture of all or part of the Company's interest in this contract.

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

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                            (unaudited) (continued)

6.   Segment Information

     The following is a summary of segment information of the Company as of and for the three-month periods ended March 31, 2000 and 1999 (in thousands):

                                                United
                                                States   Colombia    Total
                                                -------  ---------  --------
     2000
     ----
     Oil and gas sales                          $  397     $2,144   $ 2,541
                                                ------     ------   -------

     Expense:
      Production                                   262        548       810
      Depreciation, depletion and amortization      39        196       235
      General and administrative                   290         11       301
      Recovery of losses on accounts receivable    (52)         -       (52)
                                                ------     ------   -------
                                                   539        755     1,294
                                                ------     ------   -------

     Interest and other income (expense), net       11        (11)        -
     Interest expense                             (114)      (281)     (395)
                                                ------     ------   -------

     Earnings (loss) before income taxes          (245)     1,097       852
     Income taxes                                    -        119       119
                                                ------     ------   -------

     Net earnings (loss)                        $ (245)    $  978   $   733
                                                ======     ======   =======

     Total assets                               $2,217     $7,630   $ 9,847
                                                ======     ======   =======



     1999
     ----
     Oil and gas sales                          $  237     $  947   $ 1,184
                                                ------     ------   -------

     Expense:
      Production                                   292        608       900
      Depreciation, depletion and amortization      45        291       336
      General and administrative                   342         17       359
                                                ------     ------   -------
                                                   679        916     1,595
                                                ------     ------   -------

     Interest and other income (expense), net      132        (98)       34
     Interest expense                              (80)      (211)     (291)
                                                ------     ------   -------

     Loss before income taxes                     (390)      (278)     (668)
     Income taxes                                    -         63        63
                                                ------     ------   -------

     Net loss                                   $ (390)    $ (341)  $  (731)
                                                ======     ======   =======

     Total assets                               $1,763     $8,856   $10,619
                                                ======     ======   =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations.
--------------

Results of Operations
---------------------

Three Months Ended March 31, 2000 compared to Three Months Ended March 31, 1999
-------------------------------------------------------------------------------

                                United States       Colombia
                                Oil        Gas        Oil       Total
                              -------    -------    -------    -------
       (Thousands)

       Revenue - 1999         $   168    $    69    $   947    $ 1,184

       Volume variance            (25)       (57)      (248)      (330)

       Price variance             235          7      1,445      1,687
                              -------    -------    -------    -------

       Revenue - 2000         $   378    $    19    $ 2,144    $ 2,541
                              =======    =======    =======    =======

Colombian oil volumes were 76,000 barrels in the first quarter of 2000, a decrease of 27,000 barrels as compared to the first quarter of 1999. Such decrease is due to normal production declines.

U.S. oil volumes were 14,000 barrels in 2000, down approximately 2,000 barrels from 1999. Such decrease is due to normal production declines. U.S. gas volumes before gas balancing adjustments were 7,000 thousand cubic feet (MCF) in 2000, down 29,000 MCF from 1999. Such decrease is due to a significant decline in production from the Main Pass 41 field which may be approaching the end of its economic life.

Colombian oil prices averaged $28.13 per barrel during the first quarter of 2000. The average price for the same period of 1999 was $9.18 per barrel. The Company's average U.S. oil price increased to $27.62 per barrel in 2000, up from $10.49 per barrel in 1999. In 2000 prices have been higher than in the first quarter of 1999 due to an increase in world oil prices. U.S. gas prices averaged $2.86 per MCF in 2000 compared to $1.91 per MCF in 1999.

Operating costs decreased approximately 10%, or $90,000, primarily due to continuing cost reductions in Colombia achieved after the Company merged with Garnet Resources Corporation and took over operatorship of the Colombian properties.

Depreciation, depletion and amortization decreased by 30%, or $101,000, primarily due to a decrease in the amount of oil produced.

General and administrative expenses decreased $58,000 mainly due to a $36,000 decrease in legal and consulting fees and an $8,000 decrease in public ownership costs.

Interest expense increased $104,000 in the first quarter of 2000, primarily as a result of higher interest rates.

Income taxes were $56,000 higher in 2000 principally as a result of Colombian "remittance" tax calculated on higher levels of commercial income.

New Accounting Pronouncements
-----------------------------

The Company is assessing the reporting and disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and hedging activities and will require the Company to recognize all derivatives on its balance sheet at fair value. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives will either be offset against the change in fair value of the hedged item through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company expects to adopt SFAS No. 133 in the first quarter of fiscal 2001 and does not anticipate that the adoption will have a material effect on the Company's results of operations or financial position.

In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation: An Interpretation of APB Opinion No.
25. Among other issues, Interpretation No. 44 clarifies the application of Accounting Principals Board Opinion No. 25 (APB No. 25) regarding (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The provisions of Interpretation No. 44 affecting the Company are to be applied on a prospective basis effective July 1, 2000.

Liquidity and Capital Resources
-------------------------------

During the last quarter of calendar year 1997 and throughout calendar year 1998, world oil prices declined dramatically. This decline in oil prices was particularly severe in Colombia. Colombian oil prices, during the 24-month period ended December 31, 1998, fell from a high of $22.71 per barrel in January 1997 to $7.50 per barrel in December 1998. Whereas the sale price for crude oil from the Santana contract averaged $19.82 per barrel in 1996 and $17.39 per barrel in 1997, the sale price averaged $10.31 per barrel during calendar year 1998 and $15.57 per barrel during calendar year 1999.

Those price declines materially and adversely affected the results of operations and the financial position of the Company. During the years ended December 31, 1999, 1998 and 1997, the Company reported net losses of $0.4 million, $17.1 million and $22.5 million, respectively, and declining amounts of net cash provided by (used in) operating activities of $(0.5) million, $(0.05) million and $1.7 million, respectively. The Company's stockholders' deficit was approximately $10.8 million as of March 31, 2000.

Although world oil prices recovered during the latter part of 1999, and the Company's Colombian oil price averaged $28.13 per barrel during the first quarter of 2000, the Company remains highly leveraged with $14.5 million in current debt as of March 31, 2000, pursuant to bank credit facilities formerly with ING (U.S.) Capital Corporation ("ING Capital") and the U.S. Overseas Private Investment Corporation ("OPIC"), as more fully described in note 4 to the condensed consolidated financial statements contained elsewhere herein. On May 1, 2000, ING Capital and OPIC sold their entire interests in the bank credit facilities to Crosby Capital, L.L.C., a Texas limited liability company based in Houston, Texas.

The Company is not in compliance with various covenants under the credit facilities nor is it in compliance with the minimum escrow balance required thereunder. As a result, the new lenders have the right to accelerate payment on the debt and, therefore, the Company has classified all long-term debt as current in the March 31, 2000 condensed consolidated balance sheet.
Furthermore, the Company was unable to pay the principal payment of $5.7 million due on April 30, 1999, and subsequent monthly principal payments of $281,250 (an aggregate of $8.8 million through March 31, 2000). The Company did pay $150,000 of principal during the second quarter of 1999 and all of the interest through June 30, 1999; however, interest due subsequent to this date in the amount of $1.3 million has not been paid. Assuming no change in its capital structure, the Company will not have the financial resources to pay the $9.9 million of principal and interest which is in arrears and future minimum monthly principal payments of $281,250 due through December 31, 2001.

The Company's management had been in more or less continuous discussions with the Company's former lenders regarding a restructuring of its debt for more than two years. During that period, the Company attempted to negotiate several transactions and had engaged financial advisers to locate equity investors to participate in recapitalization and debt restructuring transactions. Except for the Garnet merger in October 1998, none of such proposals came to fruition, primarily because of the inability of equity participants, former lenders and the Company to agree on financial terms.

Management of the Company is in discussions with the Company's new lenders concerning a restructuring of the Company. Such a restructuring may involve the sale of a substantial portion of the Company's oil and gas assets and a significant reduction of the Company's outstanding debt. While management is optimistic that a restructuring can be achieved that will provide the Company with the liquidity necessary to continue operations, there can be no assurance that this will be the case.

Although management of the Company is pursuing the restructuring assiduously, its ability to effect such a restructuring is dependent upon the Company being able to reach an agreement with the new lenders, a matter that is beyond the control of the Company. The new lenders may not agree to a restructuring of the Company's debt or may insist on financial terms that are viewed by the Company's board of directors as inconsistent with continued operations. If the Company is unable to consummate a restructuring, then, in the absence of another business transaction, the Company cannot achieve compliance with or make payments required by the credit facilities. Accordingly, the new lenders could accelerate all amounts outstanding and attempt to realize upon the collateral securing the debt. As a result of this uncertainty, management believes there is substantial doubt about the Company's ability to continue as a going concern.

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

The Company's exposure to interest rate risk relates to variable rate loans that are benchmarked to LIBOR interest rates. The Company does not use derivative financial instruments to manage overall borrowing costs or reduce exposure to adverse fluctuations in interest rates. The impact on the Company's results of operations of a one-point interest rate change on the outstanding balance of the variable rate debt as of March 31, 2000 would be $145,000 per year.

The Company produces and sells crude oil and natural gas. These commodities are sold based on market prices established with the buyers. The Company does not use financial instruments to hedge commodity prices.

PART II - OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities
----------------------------------------

The Company is in default with respect to its credit facilities. For more information see notes 2 and 4 to the condensed consolidated financial statements and Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources, as set forth elsewhere herein.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

a) Exhibits
-----------

27.1 Financial Data Schedule.

b) Reports on Form 8-K
----------------------

The Company did not file any Current Reports on Form 8-K during or subsequent to the end of the first quarter of 2000.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     AVIVA PETROLEUM INC.



Date:  May 10, 2000                  /s/ Ronald Suttill
                                     ------------------
                                     Ronald Suttill
                                     President and Chief Executive Officer




                                     /s/  James L. Busby
                                     -------------------
                                     James L. Busby
                                     Secretary, Treasurer and Chief
                                     Financial Officer (Principal Financial
                                     and Accounting Officer)

                               INDEX TO EXHIBITS


Exhibit
Number    Description of Exhibit
-------   ----------------------

   27.1   Financial Data Schedule.