Form 10-Q
period 2000-06-30
AVIVA PETROLEUM INC /TX/
filed 2000-08-14
CIK 910659

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

             For the quarterly period ended       JUNE 30, 2000
                                            ----------------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

               For the transition period from        to
                                             --------  --------

                        Commission File Number  0-22258


                              AVIVA PETROLEUM INC.
             (Exact name of registrant as specified in its charter)

Texas                                                            75-1432205
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                                  Identification
                                                                Number)

8235 Douglas Avenue,                                            75225
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
                                                    Yes   X   No
                                                       ------   ------

Number of shares of Common Stock, no par value, outstanding at June 30, 2000, was 46,900,132 of which 25,486,690 shares of Common Stock were represented by Depositary Shares. Each Depositary Share represents five shares of Common Stock held by a Depositary.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
-----------------------------

                           AVIVA PETROLEUM INC. AND SUBSIDIARIES
                           Condensed Consolidated Balance Sheet
                          (in thousands, except number of shares)
                                       (unaudited)

                                                                         June 30,            December 31,
                                                                             2000                    1999
                                                                     ------------            ------------
ASSETS

Current assets:
 Cash and cash equivalents                                           $        525            $        846
 Restricted cash                                                               --                       4
 Accounts receivable                                                          872                   1,650
 Inventories                                                                  159                     724
 Prepaid expenses and other                                                    77                     236
                                                                     ------------            ------------
   Total current assets                                                     1,633                   3,460
                                                                     ------------            ------------

Property and equipment, at cost (note 3):
 Oil and gas properties and equipment (full cost method)                   25,843                  68,462
 Other                                                                        582                     584
                                                                     ------------            ------------
                                                                           26,425                  69,046
   Less accumulated depreciation, depletion and amortization              (25,848)                (65,081)
                                                                     ------------            ------------
                                                                              577                   3,965
Other assets                                                                1,575                   1,561
                                                                     ------------            ------------
                                                                     $      3,785            $      8,986
                                                                     ============            ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Current portion of long term debt (note 4)                          $         --            $     14,495
 Accounts payable                                                           1,505                   3,081
 Accrued liabilities                                                          150                   1,024
                                                                     ------------            ------------
   Total current liabilities                                                1,655                  18,600
                                                                     ------------            ------------

Long term debt, excluding current portion (note 4)                          2,750                      --
Gas balancing obligations and other                                         1,563                   1,869
Stockholders' deficit:
 Common stock, no par value, authorized 348,500,000 shares;
   issued 46,900,132 shares                                                 2,345                   2,345
 Additional paid-in capital                                                34,855                  34,855
 Accumulated deficit/*/                                                   (39,383)                (48,683)
                                                                     ------------            ------------
   Total stockholders' deficit                                             (2,183)                (11,483)

Commitments and contingencies (notes 6 and 8)
                                                                     ------------            ------------
                                                                     $      3,785            $      8,986
                                                                     ============            ============
/*/  Accumulated deficit of $70,057 was eliminated at December 31, 1992 in connection with a quasi-reorganization.

See accompanying notes to condensed consolidated financial statements.

                           AVIVA PETROLEUM INC. AND SUBSIDIARIES
                       Condensed Consolidated Statement of Operations
                           (in thousands, except per share data)
                                         (unaudited)


                                                                Three Months Ended            Six Months Ended
                                                                     June 30,                    June 30,
                                                                 2000          1999            2000          1999
                                                              -------       -------         -------       -------
Revenue:
 Oil and gas sales                                            $ 1,772       $ 1,575         $ 4,313       $ 2,759
 Services fee (note 2)                                             55            --              55            --
                                                              -------       -------         -------       -------
   Total revenue                                                1,827         1,575           4,368         2,759
                                                              -------       -------         -------       -------

Expense:
 Production                                                       744           879           1,554         1,779
 Depreciation, depletion and amortization                         162           284             397           620
 General and administrative                                       283           320             584           679
 Provision for (recovery of) losses on accounts receivable        (58)           13            (110)          (92)
 Severance                                                         --            62              --            62
                                                              -------       -------         -------       -------

   Total expense                                                1,131         1,558           2,425         3,048
                                                              -------       -------         -------       -------

Other income (expense):
 Gain on transfer of partnership interests (note 2)             3,452            --           3,452            --
 Interest and other income (expense), net (note 5)                102           248             102           177
 Interest expense                                                (289)         (283)           (684)         (574)
                                                              -------       -------         -------       -------

   Total other income (expense)                                 3,265           (35)          2,870          (397)
                                                              -------       -------         -------       -------

   Earnings (loss) before income taxes and
     extraordinary item                                         3,961           (18)          4,813          (686)

Income taxes                                                       74            64             193           127
                                                              -------       -------         -------       -------

   Earnings (loss) before extraordinary item                    3,887           (82)          4,620          (813)

Extraordinary item - gain on extinguishment
   of debt (note 2)                                             4,680             -           4,680             -
                                                              -------       -------         -------       -------

   Net earnings (loss)                                        $ 8,567       $   (82)        $ 9,300       $  (813)
                                                              =======       =======         =======       =======

Weighted average common shares outstanding -
 basic and diluted                                             46,900        46,748          46,900        46,724
                                                              =======       =======         =======       =======

Basic and diluted earnings (loss) per common share:
 Before extraordinary item                                    $   .08       $  (.00)        $   .10       $  (.02)
 Extraordinary item                                               .10             -             .10             -
                                                              -------       -------         -------       -------
 Net earnings (loss)                                          $   .18       $  (.00)        $   .20       $  (.02)
                                                              =======       =======         =======       =======


See accompanying notes to condensed consolidated financial statements.

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
                 Condensed Consolidated Statement of Cash Flows
                                 (in thousands)
                                  (unaudited)


                                                                           Six Months Ended
                                                                                June 30,

                                                                         2000                  1999
                                                                     --------              --------

Net earnings (loss)                                                  $  9,300              $   (813)
Adjustments to reconcile net earnings (loss) to net
 cash provided by (used in) operating activities:
   Depreciation, depletion and amortization                               397                   620
   Gain on transfer of partnership interests                           (3,452)                   --
   Gain on debt extinguishment                                         (4,680)                   --
   Changes in working capital and other, net of effects
    of transfer of partnership interest                                  (252)               (1,000)
                                                                     --------              --------

      Net cash provided by (used in) operating activities               1,313                (1,193)
                                                                     --------              --------

Cash flows from investing activities:
   Cash balances surrendered in transfer of partnership interests      (1,386)                   --
   Property and equipment expenditures                                   (269)                 (111)
   Other                                                                   --                    32
                                                                     --------              --------

      Net cash used in investing activities                            (1,655)                  (79)
                                                                     --------              --------

Cash flows from financing activities -
 Principal payments on long term debt                                      --                  (300)
                                                                     --------              --------


Effect of exchange rate changes on cash and cash equivalents               21                   113
                                                                     --------              --------

Net decrease in cash and cash equivalents                                (321)               (1,459)
Cash and cash equivalents at beginning of the period                      846                 1,712
                                                                     --------              --------

Cash and cash equivalents at end of the period                       $    525              $    253
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

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
           Condensed Consolidated Statement of Stockholders' Deficit
                    (in thousands, except number of shares)
                                  (unaudited)


                                      Common Stock
                                 ------------------  Additional                   Total
                                   Number             Paid-in    Accumulated   Stockholders'
                                 of Shares   Amount   Capital      Deficit        Deficit
                                 ----------  ------  ----------  ------------  --------------

Balances at December 31, 1999    46,900,132  $2,345     $34,855     $(48,683)       $(11,483)

Net earnings                              -       -           -        9,300           9,300
                                 ----------  ------  ----------     --------        --------

Balances at June 30, 2000        46,900,132  $2,345     $34,855     $(39,383)       $ (2,183)
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

     The Company's condensed consolidated financial statements have been presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in note 8 below, a significant subsidiary of the Company has filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should this subsidiary, and the Company, be unable to continue as a going concern.

2.   Debt Restructuring and Transfer of Partnership Interests

     On June 8, 2000, the Company entered into agreements with the Company's senior secured lender, Crosby Capital, LLC ("Crosby"), in order to restructure the Company's senior debt which, including unpaid interest, aggregated $16,103,064 as of May 31, 2000. Crosby acquired the debt from ING Capital and OPIC on May 1, 2000 (see note 4). Pursuant to the agreements, Crosby canceled $13,353,064 of such debt and transferred to the Company warrants for 1,500,000 shares of the Company's common stock in exchange for the general partner rights and an initial 77.5% partnership interest in Argosy Energy International ("Argosy"), a Utah limited partnership, which holds the Company's Colombian properties. Following the transaction, Aviva Overseas Inc. ("Aviva Overseas"), a wholly owned subsidiary of the Company, owns a 22.1196% limited partnership interest in Argosy. An additional 7.5% limited partnership interest will be transferred from Crosby to Aviva Overseas when Crosby has received in distributions from Argosy an amount equal to $3,500,000 plus interest at the prime rate plus 1% on the outstanding balance thereof.

     In order to assist Crosby in maximizing the value of its interest in Argosy, Crosby entered into a Service Agreement with Aviva Overseas pursuant to which Aviva Overseas will provide certain services in administering the Colombian assets in exchange for a monthly fee. The fee is $71,000 per month for the period June 1, 2000 through March 31, 2001, $46,000 per month for the period April 1, 2001 through March 31, 2002, and $21,000 per month thereafter as long as the contract

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                            (unaudited) (continued)

     is in effect. The Service Agreement provides for a term of 22 months and will continue thereafter from month to month unless terminated by 30-day written notice by either party.

     Crosby retains its interest as senior secured lender in respect of the Company's remaining debt of $2,750,000, which continues to be guaranteed by the Company and its subsidiaries, including Aviva America, Inc., a wholly owned subsidiary, which owns working interests in oil and gas properties at Main Pass Block 41 and Breton Sound Block 31 fields, offshore Louisiana. Such remaining debt accrues interest at 10% per annum, compounded annually, and is due and payable on December 31, 2001. The remaining debt, however, may be converted by the Company, under certain circumstances, into a 15% net profits interest payable to Crosby in any new production at Breton Sound Block 31 field.

     The Company recognized a gain of $3,452,000 on the transfer of the partnership interests to Crosby, representing the excess of the fair value over the book value of the interests transferred. The Company recognized an extraordinary gain of $4,680,000 on the extinguishment of the debt.

     In connection with the above-referenced transaction, 1,000,000 shares of the Company's common stock which were held by Crosby prior to the transaction, were transferred to members of management and the Board of Directors of the Company, effective June 8, 2000. As of such date, the aggregate market value of the common stock transferred to members of management and the Board of Directors was approximately $25,000 based on the last sale price on the OTC Bulletin Board of a depositary share representing five shares of the Company's common stock. Additionally, 200,000 shares of the Company's common stock which were held by Crosby prior to the transaction were transferred to a consultant of the Company effective as of the same date.

3.   Property and Equipment

     Internal general and administrative costs directly associated with oil and gas property acquisition, exploration and development activities have been capitalized in accordance with the accounting policies of the Company. Such costs totaled $29,000 for the six months ended June 30, 2000 and $18,000 for the six months ended June 30, 1999.

     Unevaluated oil and gas properties totaling $268,000 and $553,000 at June 30, 2000 and December 31, 1999, respectively, have been excluded from costs subject to depletion. The Company capitalized interest costs of $30,000 and $24,000 for the six-month periods ended June 30, 2000 and 1999, respectively, on these properties.

4.   Long Term Debt

     On October 28, 1998, concurrently with the consummation of the merger with Garnet Resources Corporation ("Garnet Merger"), Neo Energy, Inc., an indirect subsidiary of the Company, and the Company entered into a Restated Credit Agreement with ING (U.S.) Capital Corporation ("ING Capital"). ING Capital, Chase Bank of Texas, N.A. ("Chase") and the U.S. Overseas Private Investment Corporation ("OPIC") also entered into a Joint Finance and Intercreditor Agreement (the "Intercreditor Agreement") with the Company. ING Capital agreed to loan Neo Energy, Inc. an additional $800,000, bringing the total outstanding balance due ING Capital to $9,000,000. The outstanding balance due to Chase was paid down to $6,000,000 from the $6,350,000 balance owed by Garnet prior to the merger.

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                            (unaudited) (continued)

     The Chase loan was unconditionally guaranteed by OPIC. On September 1, 1999, the Chase loan was assigned and transferred to OPIC pursuant to this guarantee.

     The ING Capital loan and the OPIC loan (the "Bank Credit Facilities") were guaranteed by the Company and its material domestic subsidiaries. Both loans were also secured by the Company's consolidated interest in the Santana contract and related assets in Colombia, a first mortgage on the United States oil and gas properties of the Company and its subsidiaries, a lien on accounts receivable of the Company and its subsidiaries, and a pledge of the capital stock of the Company's subsidiaries.

     Borrowings under the ING Capital loan were subject to interest at the prime rate (as defined in the Restated Credit Agreement) plus 3% per annum. Borrowings under the OPIC loan were subject to interest at 10.27% per annum.

     Borrowings under the Bank Credit Facilities were payable as follows:
     $5,700,000 in April 1999, and thereafter $281,250 per month until final maturity on December 31, 2001. The terms of the Bank Credit Facilities, among other things, prohibited the Company from merging with another company or paying dividends, limited additional indebtedness, general and administrative expense, sales of assets and investments and required the maintenance of certain minimum financial ratios.

     The Company was also required to maintain an escrow account pursuant to the Bank Credit Facilities. As of March 31, 1999 and thereafter, the escrow account was to contain the total of the following for the next succeeding three-month period: (i) the amount of the minimum monthly principal payments (as defined in the loan documents), plus (ii) the interest payments due on the combined loans, plus (iii) the amount of all fees due under the loan documents and under the Intercreditor Agreement.

     On May 1, 2000, ING Capital and OPIC sold their entire interests in the Bank Credit Facilities to Crosby Capital LLC. As more fully described in note 2, this debt was restructured on June 8, 2000. The remaining balance of $2,750,000 is due on December 31, 2001, and accrues interest at 10% per annum, compounded annually. The remaining debt, however, may be converted by the Company, under certain circumstances, into a 15% net profits interest payable to Crosby in any new production at Breton Sound Block 31 field.

5.   Interest and Other Income (Expense)

     A summary of interest and other income (expense) follows (in thousands):

                                              Six Months Ended
                                                  June 30,
                                                 2000   1999
                                                -----  -----
       Interest income                          $  54  $  48
       Foreign currency exchange gain (loss)       10    118
       Other, net                                  38     11
                                                -----  -----
                                                $ 102  $ 177
                                                =====  =====

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                            (unaudited) (continued)

6.   Commitments and Contingencies

     The Company is engaged in ongoing operations on the Santana contract in Colombia. The contract obligations have been met; however, the Company plans to recomplete certain existing wells and engage in various other projects. The Company's share of the estimated future costs of these activities is approximately $100,000 at June 30, 2000.

     The Company expects to fund these activities using existing cash and cash provided from operations. Risks that could adversely affect funding of such activities include, among others, cost overruns, failure to produce the reserves as projected or a decline in the sales price of oil. Depending on the results of future exploration and development activities, substantial expenditures which have not been included in the Company's cash flow projections may be required.

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

7.   Segment Information

     The following is a summary of segment information of the Company as of and for the six-month periods ended June 30, 2000 and 1999 (in thousands):

                                                United
                                                States   Colombia    Total
                                                -------  ---------  -------
  2000
  ----
  Revenue:
   Oil and gas sales                            $  793     $3,520   $4,313
   Services fee                                     55         --       55
                                                ------     ------   ------
                                                   848      3,520    4,368
                                                ------     ------   ------

  Expense:
   Production                                      542      1,012    1,554
   Depreciation, depletion and amortization         63        334      397
   General and administrative                      549         35      584
   Recovery of losses on accounts receivable      (110)        --     (110)
                                                ------     ------   ------
                                                 1,044      1,381    2,425
                                                ------     ------   ------

  Gain on transfer of partnership interests         --      3,452    3,452
  Interest and other income (expense), net         (13)       115      102
  Interest expense                                (190)      (494)    (684)
                                                ------     ------   ------

  Earnings (loss) before income taxes and
     extraordinary item                           (399)     5,212    4,813

  Income taxes                                      --        193      193
                                                ------     ------   ------

  Earnings (loss) before extraordinary
     item                                         (399)     5,019    4,620

  Extraordinary item - gain on
     extinguishment of debt                         --      4,680    4,680
                                                ------     ------   ------

  Net earnings (loss)                           $ (399)    $9,699   $9,300
                                                ======     ======   ======

  Total assets                                  $2,188     $1,597   $3,785
                                                ======     ======   ======

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                            (unaudited) (continued)

                                                United
                                                States   Colombia   Total
                                                -------  ---------  ---------
  1999
  ----
  Oil and gas sales                             $  427     $2,332   $2,759
                                                ------     ------   ------

  Expense:
   Production                                      603      1,176    1,779
   Depreciation, depletion and amortization         73        547      620
   General and administrative                      638         41      679
   Recovery of losses on accounts receivable       (92)        --      (92)
   Severance                                        --         62       62
                                                ------     ------   ------
                                                 1,222      1,826    3,048
                                                ------     ------   ------

  Interest and other income (expense), net         117         60      177
  Interest expense                                (158)      (416)    (574)
                                                ------     ------   ------

  Earnings (loss) before income taxes             (836)       150     (686)

  Income taxes                                      --        127      127
                                                ------     ------   ------

  Net earnings (loss)                           $ (836)    $   23   $ (813)
                                                ======     ======   ======

  Total assets                                  $1,497     $7,066   $8,563
                                                ======     ======   ======



8.   Subsequent Event

     On July 21, 2000, Aviva America, Inc. ("AAI"), a wholly-owned subsidiary of the Company, filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. AAI is a Delaware corporation which holds the Company's interests in oil and gas properties located offshore Louisiana. The filing, in the Northern District of Texas, was initiated in order to achieve a comprehensive restructuring of AAI's debts. The Company cannot predict with any degree of certainty the amount, if any, of recorded liabilities that may be reduced or dismissed in connection with this proceeding.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations.
--------------

Results of Operations
---------------------

Three Months Ended June 30, 2000 compared to Three Months Ended June 30, 1999
-----------------------------------------------------------------------------

                                United States    Colombia
                                Oil       Gas      Oil       Total
                               -----     -----  ----------  -------
       (Thousands)

       Revenue - 1999          $167      $ 23     $1,385    $1,575

       Volume variance           38       (11)      (597)     (570)
       Price variance           166        15        588       769

       Other                     --        (2)        --        (2)
                               ----      ----     ------    ------

       Revenue - 2000          $371      $ 25     $1,376    $1,772
                               ====      ====     ======    ======

Colombian oil volumes were 54,000 barrels in the second quarter of 2000, a decrease of 41,000 barrels as compared to the second quarter of 1999. Such decrease is due to an 18,000 barrel decrease resulting from the transfer of partnership interests to Crosby and a 23,000 barrel decrease resulting from normal production declines.

U.S. oil volumes were 13,000 barrels in 2000, up approximately 2,000 barrels from 1999. U.S. gas volumes before gas balancing adjustments were 6,000 thousand cubic feet (MCF) in 2000, slightly lower than 1999.

Colombian oil prices averaged $25.42 per barrel during the second quarter of 2000. The average price for the same period of 1999 was $14.56 per barrel. The Company's average U.S. oil price increased to $27.49 per barrel in 2000, up from $15.19 per barrel in 1999. In 2000 prices have been higher than in the second quarter of 1999 due to a dramatic increase in world oil prices. U.S. gas prices averaged $3.56 per MCF in 2000 compared to $2.41 per MCF in 1999.

A services fee of $55,000 for administering the Colombian assets was received for the first month of the Service Agreement (see note 2 of the condensed consolidated financial statements included elsewhere herein). This amount is net of Aviva Overseas' 22.1196% share of the fee.

Operating costs decreased approximately 15%, or $135,000, primarily due to lower Colombian pipeline transportation costs resulting from lower volumes of oil produced.

Depreciation, depletion and amortization ("DD&A") decreased by 43%, or $122,000, primarily due to a decrease in the volume of Colombian oil produced.

General and administrative ("G&A") expense decreased $37,000 mainly as a result of lower public ownership costs relating to the London Stock Exchange and lower fees paid to consultants.

In connection with the restructuring of the Company's long term debt, the Company realized a $3,452,000 gain on the transfer of partnership interests in Argosy Energy International and a $4,680,000 extraordinary gain on the extinguishment of a portion of the debt. For a more detailed explanation of the transaction, see note 2 of the condensed consolidated financial statements included elsewhere herein.

The Company incurred severance expense of $62,000 during the second quarter of 1999 relating to cost cutting measures in Colombia following the merger with Garnet Resources Corporation. No such expenses were incurred during 2000.

Interest and other income decreased $146,000 primarily due to a foreign currency exchange gain of $107,000 in 1999. During the second quarter of 2000, the foreign currency exchange gain was only $8,000.

Six Months Ended June 30, 2000 compared to Six Months Ended June 30, 1999
-------------------------------------------------------------------------

                                United States    Colombia
                                Oil       Gas       Oil      Total
                               -----     -----  ----------  -------
       (Thousands)

       Revenue - 1999          $ 335     $  92    $2,332    $ 2,759

       Volume variance             2       (66)     (799)      (863)

       Price variance            412        21     1,987      2,420

       Other                      --        (3)       --         (3)
                               -----     -----    ------    -------

       Revenue - 2000          $ 749     $  44    $3,520    $ 4,313
                               =====     =====    ======    =======

Colombian oil volumes were 130,000 barrels in the first half of 2000, a decrease of 68,000 barrels as compared to the first half of 1999. Such decrease is due to an 18,000 barrel decrease resulting from the transfer of partnership interests to Crosby and a 50,000 barrel decrease resulting from production declines.

U.S. oil volumes were 27,000 barrels in 2000, approximately the same as 1999. U.S. gas volumes before gas balancing adjustments were 13,000 MCF in 2000, down 29,000 MCF from 1999. Such decrease is due to a significant decline in production from the Main Pass 41 field which may be approaching the end of its economic life.

Colombian oil prices averaged $27.00 per barrel during the first half of 2000. The average price for the same period of 1999 was $11.76 per barrel. The Company's average U.S. oil price increased to $27.56 per barrel in 2000, up from $12.40 per barrel in 1999. U.S. gas prices averaged $3.07 per MCF in 2000 compared to $1.86 per MCF in 1999.

A services fee of $55,000 for administering the Colombian assets was received for the first month of the Service Agreement (see note 2 of the condensed consolidated financial statements included elsewhere herein). This amount is net of Aviva Overseas' 22.1196% share of the fee.

Operating costs decreased approximately 13%, or $225,000, primarily due to lower Colombian pipeline transportation costs resulting from lower volumes of oil produced.

DD&A decreased by 36%, or $223,000, primarily due to a decrease in the volume of Colombian oil produced.

G&A expense decreased $95,000 mainly as a result of lower public ownership costs relating to the London Stock Exchange, lower fees paid to consultants and a decrease in legal and accounting expenses.

In connection with the restructuring of the Company's long term debt, the Company realized a $3,452,000 gain on the transfer of partnership interests in Argosy Energy International and a $4,680,000 extraordinary gain on the extinguishment of a portion of the debt. For a more detailed explanation of the transaction, see note 2 of the condensed consolidated financial statements included elsewhere herein.

The Company incurred severance expense of $62,000 during the first half of 1999 related to cost cutting measures in Colombia following the merger with Garnet Resources Corporation. No such expenses were incurred during 2000.

Interest and other income decreased $75,000 primarily due to a foreign currency exchange gain of $118,000 in 1999. During the first half of 2000, the foreign currency exchange gain was only $10,000.

Interest expense increased $110,000 in the first half of 2000, primarily as a result of higher interest rates on long term debt.

Income taxes were $66,000 higher in 2000 principally as a result of higher Colombian earnings.

New Accounting Pronouncements
-----------------------------

The Company is assessing the reporting and disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and hedging activities and will require the Company to recognize all derivatives on its balance sheet at fair value. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives will either be offset against the change in fair value of the hedged item through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company expects to adopt SFAS No. 133, as amended, in the first quarter of fiscal 2001 and does not anticipate that the adoption will have a material effect on the Company's results of operations or financial position.

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents totaled $525,000 and $846,000 at June 30, 2000, and December 31, 1999, respectively. The decrease in cash and cash equivalents resulted primarily from the surrender of $1,386,000 of cash balances in the transfer of partnership interests in Argosy to Crosby, as described in note 2 of the condensed consolidated financial statements and property additions of
$269,000.   Such decreases were partially offset by net cash provided by operating activities.

Net cash provided by operating activities was $1,313,000 for the six months ended June 30, 2000, compared to $(1,193,000) net cash used in operating activities for the same period in 1999. This improvement resulted primarily from significantly higher oil prices during the 2000 period.

Although the Company surrendered significant partnership interests in Argosy in connection with the aforementioned transaction with Crosby, the Company was able to restructure its long term debt. As a result of the transaction, the Company's long term debt and accrued interest, which aggregated $16,103,064 at May 31, 2000, was reduced to $2,750,000. This remaining balance, due

December 31, 2001, is convertible by the Company, under certain circumstances, into a 15% net profits interest payable to Crosby in any new production at Breton Sound Block 31 field.

The Company's financial condition has improved as a result of the transaction with Crosby, however, the Company's liabilities continue to exceed the carrying amount of its consolidated assets. This is also the case for Aviva America, Inc. ("AAI"), a wholly owned subsidiary which holds the Company's interests in oil and gas properties located offshore Louisiana. Accordingly, on July 21, 2000, AAI filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The filing, in the Northern District of Texas, was initiated in order to achieve a comprehensive restructuring of AAI's debts. Management believes that a successful reorganization of AAI's debts will improve the liquidity of AAI and the Company through the reduction or dismissal of certain of AAI's debts. Management, however, cannot predict with any degree of certainty the amount, if any, of recorded liabilities that may be reduced or dismissed in connection with this proceeding or the overall impact that it may have on the Company.

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

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

a)  Exhibits
------------

   *2.1 Loan, Settlement and Acquisition Agreement dated effective May 31, 2000, by and among Crosby Capital, LLC, Aviva Petroleum Inc., Aviva America, Inc., Aviva Operating Company, Aviva Overseas, Inc., Neo Energy, Inc., Garnet Resources Corporation, Argosy Energy, Inc., and Argosy Energy International (filed as exhibit 2.1 to the Company's Form 8-K dated June 8, 2000, File No. 0-22258, and incorporated herein by reference).

 **10.1 Service Agreement between Argosy Energy International and Aviva Overseas, Inc. dated as of June 1, 2000.

 **10.2 Letter Agreement dated June 8, 2000 between Crosby Capital, LLC and Aviva America, Inc.

 **10.3 Guaranty dated May 31, 2000 made by Aviva Overseas, Inc. in favor of Crosby Capital, LLC.

 **10.4 Assignment and Assumption Agreement dated June 1, 2000, between Crosby Capital, LLC and Neo Energy, Inc.

 **10.5 Assignment and Assumption Agreement dated June 1, 2000 between Crosby Acquisition LLC and Argosy Energy, Inc.

 **10.6 Assignment and Assumption Agreement dated June 1, 2000 between Crosby Capital, LLC and Garnet Resources Corp.

 **10.7 Assignment and Assumption Agreement dated June 1, 2000 between Crosby Capital, LLC and Aviva Overseas, Inc.

 **10.8 Assignment and Assumption Agreement dated June 1, 2000 between Argosy Energy, Incorporated and Crosby Acquisition, LLC.

 **10.9 Assignment and Assumption Agreement dated June 1, 2000 between Crosby Capital, LLC and Aviva Overseas, Inc.

 **10.10 Pledge Agreement dated May 31, 2000 executed by Aviva Overseas, Inc.
         (Debtor) in favor of Crosby Capital, LLC (Secured Party).

 **10.11 Third Amendment to Second Amended and Restated Limited Partnership
         Agreement of Argosy Energy International dated May 31, 2000.

 **10.12 Fourth Amendment to Second Amended and Restated Limited Partnership
         Agreement of Argosy Energy International dated June 1, 2000.

 **10.13 Assignment of Stock Warrant Rights dated May 31, 2000 executed by
         Crosby Capital, LLC in favor of Aviva Petroleum Inc.

 **27.1  Financial Data Schedule.


-----------------------------------------
 *  Previously filed
 **  Filed herewith



b)  Reports on Form 8-K
-----------------------

The Company filed the following Current Reports on Form 8-K during and subsequent to the end of the second quarter:

Date of 8-K         Description of 8-K
-----------         ------------------

June 8, 2000        The registrant filed a report concerning the restructuring of its long term debt and the transfer of partnership interests in Argosy Energy International to the senior secured lender.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         AVIVA PETROLEUM INC.



Date:  August 11, 2000              /s/ RONALD SUTTILL
                                    ------------------
                                    Ronald Suttill
                                    President and Chief Executive Officer



                                    /s/  JAMES L. BUSBY
                                    -------------------
                                    James L. Busby
                                    Secretary, Treasurer and Chief Financial
                                    Officer
                                    (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS

Exhibit
Number   Description of Exhibit
------   ----------------------

 *2.1 Loan, Settlement and Acquisition Agreement dated effective May 31, 2000, by and among Crosby Capital, LLC, Aviva Petroleum Inc., Aviva America, Inc., Aviva Operating Company, Aviva Overseas, Inc., Neo Energy, Inc., Garnet Resources Corporation, Argosy Energy, Inc., and Argosy Energy International (filed as exhibit 2.1 to the Company's Form 8-K dated June 8, 2000, File No. 0-22258, and incorporated herein by reference).

**10.1 Service Agreement between Argosy Energy International and Aviva Overseas, Inc. dated as of June 1, 2000.

**10.2 Letter Agreement dated June 8, 2000 between Crosby Capital, LLC and Aviva America, Inc.

**10.3 Guaranty dated May 31, 2000 made by Aviva Overseas, Inc. in favor of Crosby Capital, LLC.

**10.4 Assignment and Assumption Agreement dated June 1, 2000, between Crosby Capital, LLC and Neo Energy, Inc.

**10.5 Assignment and Assumption Agreement dated June 1, 2000 between Crosby Acquisition LLC and Argosy Energy, Inc.

**10.6 Assignment and Assumption Agreement dated June 1, 2000 between Crosby Capital, LLC and Garnet Resources Corp.

**10.7 Assignment and Assumption Agreement dated June 1, 2000 between Crosby Capital, LLC and Aviva Overseas, Inc.

**10.8 Assignment and Assumption Agreement dated June 1, 2000 between Argosy Energy, Incorporated and Crosby Acquisition, LLC.

**10.9 Assignment and Assumption Agreement dated June 1, 2000 between Crosby Capital, LLC and Aviva Overseas, Inc.

**10.10 Pledge Agreement dated May 31, 2000 executed by Aviva Overseas, Inc. (Debtor) in favor of Crosby Capital, LLC (Secured Party).

**10.11 Third Amendment to Second Amended and Restated Limited Partnership Agreement of Argosy Energy International dated May 31, 2000.

**10.12 Fourth Amendment to Second Amended and Restated Limited Partnership Agreement of Argosy Energy International dated June 1, 2000.

**10.13 Assignment of Stock Warrant Rights dated May 31, 2000 executed by Crosby Capital, LLC in favor of Aviva Petroleum Inc.

**27.1  Financial Data Schedule.


-----------------------------------------
 *  Previously filed
 **  Filed herewith