Form 10-Q
period 2000-09-30
AVIVA PETROLEUM INC /TX/
filed 2000-11-13
CIK 910659

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

               For the quarterly period ended SEPTEMBER 30, 2000
                                              -------------------

                                       OR

   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

      For the transition period from ________________ to _______________

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

                                                       Yes  X   No___
                                                           ---

Number of shares of Common Stock, no par value, outstanding at September 30, 2000, was 46,900,132 of which 25,486,690 shares of Common Stock were represented by Depositary Shares. Each Depositary Share represents five shares of Common Stock held by a Depositary.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
----------------------------

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheet
                    (in thousands, except number of shares)
                                  (unaudited)

                                                            September 30,     December 31,
ASSETS                                                               2000             1999
                                                            -------------         --------
Current assets:
    Cash and cash equivalents                                    $    760         $    846
    Restricted cash                                                    --                4
    Accounts receivable                                             1,031            1,650
    Inventories                                                       170              724
    Prepaid expenses and other                                         69              236
                                                                 --------         --------
       Total current assets                                         2,030            3,460
                                                                 --------         --------

Property and equipment, at cost (note 3):

    Oil and gas properties and equipment (full cost method)        25,869           68,462
    Other                                                             595              584
                                                                 --------         --------
                                                                   26,464           69,046
       Less accumulated depreciation, depletion
          and amortization                                        (25,904)         (65,081)
                                                                 --------         --------
                                                                      560            3,965
Other assets                                                        1,607            1,561
                                                                 --------         --------
                                                                 $  4,197         $  8,986
                                                                 ========         ========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities not subject to compromise
    Current liabilities:
       Current portion of long term debt (note 4)                $     --         $ 14,495
       Accounts payable                                             1,192            3,081
       Accrued liabilities                                            174            1,024
                                                                 --------         --------
          Total current liabilities                                 1,366           18,600
                                                                 --------         --------

    Gas balancing obligations and other                               373            1,869

Liabilities subject to compromise (notes 4 and 8)                   4,514               --

Stockholders' deficit:
    Common stock, no par value, authorized 348,500,000 shares;
       issued 46,900,132 shares                                     2,345            2,345
    Additional paid-in capital                                     34,855           34,855
    Accumulated deficit*                                          (39,256)         (48,683)
                                                                 --------         --------
       Total stockholders' deficit                                 (2,056)         (11,483)

Commitments and contingencies (notes 6 and 8)
                                                                 --------         --------
                                                                 $  4,197         $  8,986
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

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
                Condensed Consolidated Statement of Operations
                     (in thousands, except per share data)
                                  (unaudited)

                                                          Three Months Ended      Nine Months Ended
                                                            September 30,            September 30,
                                                           2000        1999         2000       1999
                                                       -----------   ---------   ---------    --------
Revenue:
    Oil and gas sales                                    $    741    $  1,955    $  5,054    $  4,714
    Service fees (note 2)                                     166          --         221          --
                                                         --------    --------    --------    --------
       Total revenue                                          907       1,955       5,275       4,714
                                                         --------    --------    --------    --------

Expense:
    Production                                                430         918       1,984       2,697
    Depreciation, depletion and amortization                   55         242         453         862
    General and administrative                                290         247         874         926
    Reorganization fees (note 8)                               35          --          35          --
    Provision for (recovery of) losses on accounts
       receivable                                            (111)        (13)       (221)       (105)
    Severance                                                  --          --          --          62
                                                         --------    --------    --------    --------
       Total expense                                          699       1,394       3,125       4,442
                                                         --------    --------    --------    --------
Other income (expense):
    Gain on transfer of partnership interests (note 2)         --          --       3,452          --
    Interest and other income (expense), net (note 5)          11         122         113         299
    Interest expense                                          (66)       (326)       (749)       (900)
                                                         --------    --------    --------    --------

       Total other income (expense)                           (55)       (204)      2,816        (601)
                                                         --------    --------    --------    --------

       Earnings (loss) before income taxes and
          extraordinary item                                  153         357       4,966        (329)

Income taxes                                                   19          54         212         181
                                                         --------    --------    --------    --------
       Earnings (loss) before extraordinary
          item                                                134         303       4,754        (510)

Extraordinary item - gain (loss) on extinguishment
   of debt (note 2)                                            (7)         --       4,673          --
                                                         --------    --------    --------    --------

       Net earnings (loss)                               $    127    $    303    $  9,427     $  (510)
                                                         ========    ========    ========    ========

Weighted average common shares outstanding -
    basic and diluted                                      46,900      46,900      46,900      46,784
                                                         ========    ========    ========    ========

Basic and diluted earnings (loss) per common share:
    Before extraordinary item                            $    .00    $    .01    $    .10    $   (.01)
    Extraordinary item                                        .00          --         .10          --
                                                         --------    --------    --------    --------
    Net earnings (loss)                                  $    .00    $    .01    $    .20    $   (.01)
                                                         ========    ========    ========    ========

See accompanying notes to condensed consolidated financial statements.

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
                Condensed Consolidated Statement of Cash Flows
                                (in thousands)
                                  (unaudited)

                                                                          Nine Months Ended
                                                                            September 30,

                                                                        2000             1999
                                                                    --------          -------
Net earnings (loss)                                                  $ 9,427          $  (510)
Adjustments to reconcile net earnings (loss) to net
   cash provided by (used in) operating activities
   before reorganization items:
    Depreciation, depletion and amortization                             453              862
    Gain on transfer of partnership interests                         (3,452)               -
    Gain on debt extinguishment                                       (4,673)               -
    Changes in working capital and other, net of effects
       of transfer of partnership interest                              (119)          (1,713)
                                                                     -------          -------

       Net cash provided by (used in) operating activities
           before reorganization items                                 1,636           (1,361)

       Net cash used by reorganization items - reorganization fees       (35)               -
                                                                     -------          -------

       Net cash provided by (used in) operating activities             1,601           (1,361)
                                                                     -------          -------
Cash flows from investing activities:
    Cash balances surrendered in transfer of
       partnership interests                                          (1,393)               -
    Property and equipment expenditures                                 (307)            (140)
    Other                                                                  -               38
                                                                     -------          -------

       Net cash used in investing activities                          (1,700)            (102)
                                                                     -------          -------

Cash flows from financing activities -
    Principal payments on long term debt                                   -             (300)
                                                                     -------          -------

Effect of exchange rate changes on cash and
    cash equivalents                                                      13              176
                                                                     -------          -------

Net decrease in cash and cash equivalents                                (86)          (1,587)
Cash and cash equivalents at beginning of the period                     846            1,712
                                                                     -------          -------

Cash and cash equivalents at end of the period                       $   760          $   125
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

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
           Condensed Consolidated Statement of Stockholders' Deficit
                    (in thousands, except number of shares)
                                  (unaudited)

                                                    Common Stock
                                          ------------------------------
                                                                               Additional                                Total
                                                 Number                           Paid-in       Accumulated      Stockholders'
                                              of Shares           Amount          Capital           Deficit            Deficit
                                          -------------     ------------     ------------     -------------    ---------------
Balances at December 31, 1999                46,900,132     $      2,345     $     34,855     $     (48,683)   $       (11,483)

Net earnings                                          -                -                -             9,427              9,427
                                          -------------     ------------     ------------     -------------    ---------------

Balances at September 30, 2000               46,900,132     $      2,345     $     34,855     $     (39,256)   $        (2,056)
                                          =============     ============     ============     =============    ===============

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

     The Company's condensed consolidated financial statements have been presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in note 8 below, a significant subsidiary of the Company has filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. While the condensed consolidated balance sheet reflects the segregation of liabilities subject to compromise under the bankruptcy, the condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should this subsidiary, and the Company, be unable to continue as a going concern.

2.   Debt Restructuring and Transfer of Partnership Interests

     On June 8, 2000, the Company entered into agreements with the Company's senior secured lender, Crosby Capital, LLC ("Crosby"), in order to restructure the Company's senior debt which, including unpaid interest, aggregated $16,103,064 as of May 31, 2000. Crosby acquired the debt from ING Capital and OPIC on May 1, 2000 (see note 4). Pursuant to the agreements, Crosby canceled $13,353,064 of such debt and transferred to the Company warrants for 1,500,000 shares of the Company's common stock in exchange for the general partner rights and an initial 77.5% partnership interest in Argosy Energy International ("Argosy"), a Utah limited partnership, which holds the Company's Colombian properties. Following the transaction, Aviva Overseas Inc. ("Aviva Overseas"), a wholly owned subsidiary of the Company, owns a 22.1196% limited partnership interest in Argosy. An additional 7.5% limited partnership interest will be transferred from Crosby to Aviva Overseas when Crosby has received in distributions from Argosy an amount equal to $3,500,000 plus interest at the prime rate plus 1% on the outstanding balance thereof. As of September 30, 2000, Crosby had received approximately $1.7 million in distributions from Argosy.

     In order to assist Crosby in maximizing the value of its interest in Argosy, Crosby entered into a Service Agreement with Aviva Overseas pursuant to which Aviva Overseas will provide certain services in administering the Colombian assets in exchange for a monthly fee. The fee is $71,000

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                            (unaudited) (continued)

     per month for the period June 1, 2000 through March 31, 2001, $46,000 per month for the period April 1, 2001 through March 31, 2002, and $21,000 per month thereafter as long as the contract is in effect. The Service Agreement provides for a term of 22 months and will continue thereafter from month to month unless terminated by 30-day written notice by either party.

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

     The Company recognized a gain of $3,452,000 on the transfer of the partnership interests to Crosby, representing the excess of the fair value over the book value of the interests transferred. The Company recognized an extraordinary gain of $4,673,000 on the extinguishment of the debt.

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

3.   Property and Equipment

     Internal general and administrative costs directly associated with oil and gas property acquisition, exploration and development activities have been capitalized in accordance with the accounting policies of the Company. Such costs totaled $46,000 for the nine months ended September 30, 2000 and $31,000 for the nine months ended September 30, 1999.

     Unevaluated oil and gas properties totaling $271,000 and $553,000 at September 30, 2000 and December 31, 1999, respectively, have been excluded from costs subject to depletion. The Company capitalized interest costs of $37,000 and $36,000 for the nine-month periods ended September 30, 2000 and 1999, respectively, on these properties.

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

     On May 1, 2000, ING Capital and OPIC sold their entire interests in the Bank Credit Facilities to Crosby Capital LLC. As more fully described in note 2, this debt was restructured on June 8, 2000. The remaining balance of $2,750,000 is due on December 31, 2001, and accrues interest at 10% per annum, compounded annually. The remaining debt, however, may be converted by the Company, under certain circumstances, into a 15% net profits interest payable to Crosby in any new production at Breton Sound Block 31 field. The remaining debt has been included in liabilities subject to compromise because the conversion of such debt is anticipated as part of the bankruptcy.

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                            (unaudited) (continued)

5.   Interest and Other Income (Expense)

     A summary of interest and other income (expense) follows (in thousands):

                                                                            Nine Months Ended
                                                                              September 30,
                                                                            2000                   1999
                                                                ----------------       ----------------
              Interest income                                   $             78       $             70
              Foreign currency exchange gain                                   4                    234
              Other, net                                                      31                     (5)
                                                                ----------------       ----------------
                                                                $            113       $            299
                                                                ================       ================

6.   Commitments and Contingencies

     The Company is engaged in ongoing operations on the Santana contract in Colombia. All contract obligations have been met; however, the Company plans to recomplete certain existing wells and engage in various other projects. The Company's share of the estimated future costs of these activities is approximately $150,000 at September 30, 2000.

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

     On October 16, 2000, the Company issued a press release stating that the Trans-Andean pipeline, through which the Company's oil production is transported, had been rendered inoperable by attacks from leftist guerrillas operating in the southern provinces of Colombia. As a result, the Company's oil sales were suspended and its producing wells were being systematically shut-in as onsite storage capacity was filled. On October 23, 2000, production and sales resumed following the completion of repairs to the pipeline. The guerrilla attacks are part of wide-spread political unrest and fighting affecting the southern regions of Colombia following the approval of "Plan Colombia", a $7.5 billion plan to eradicate coca cultivation and stimulate a legitimate economy. As a result of the political unrest in this area, the Company cannot predict that the Trans-Andean pipeline will continue to be operational or if the Company's oil sales will again be interrupted.

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

     The Company is involved in certain litigation involving its oil and gas activities. Management of the Company believes that these litigation matters will not have any material adverse effect on the Company's financial condition or results of operations.

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                            (unaudited) (continued)

7.   Segment Information

     The following is a summary of segment information of the Company as of and for the nine-month periods ended September 30, 2000 and 1999 (in thousands):

                                                                      United
                                                                      States              Colombia                 Total
                                                               -------------         -------------         -------------
     2000
     ----
     Revenue:
       Oil and gas sales                                        $      1,177          $      3,877          $      5,054
       Service fees                                                      221                     -                   221
                                                                ------------          ------------          ------------
                                                                       1,398                 3,877                 5,275
                                                                ------------          ------------          ------------
     Expense:
       Production                                                        853                 1,131                 1,984
       Depreciation, depletion and amortization                           94                   359                   453
       General and administrative                                        825                    49                   874
       Reorganization fees                                                35                     -                    35
       Recovery of losses on accounts receivable                        (221)                    -                  (221)
                                                                ------------          ------------          ------------
                                                                       1,586                 1,539                 3,125
                                                                ------------          ------------          ------------
     Gain on transfer of partnership interests                             -                 3,452                 3,452
     Interest and other income (expense), net                             (1)                  114                   113
     Interest expense                                                   (185)                 (564)                 (749)
                                                                ------------          ------------          ------------
     Earnings (loss) before income taxes and
         extraordinary item                                             (374)                5,340                 4,966

     Income taxes                                                          -                   212                   212
                                                                ------------          ------------          ------------
     Earnings (loss) before extraordinary
         item                                                           (374)                5,128                 4,754

     Extraordinary item - gain on
         extinguishment of debt                                            -                 4,673                 4,673
                                                                ------------          ------------          ------------
     Net earnings (loss)                                        $       (374)         $      9,801          $      9,427
                                                                ============          ============          ============
     Total assets                                               $      2,409          $      1,788          $      4,197
                                                                ============          ============          ============

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                            (unaudited) (continued)

                                                                      United
                                                                      States              Colombia                 Total
                                                                ------------          ------------          ------------
     1999
     ----
     Oil and gas sales                                          $        773          $      3,941          $      4,714
                                                                ------------          ------------          ------------

     Expense:
       Production                                                        910                 1,787                 2,697
       Depreciation, depletion and amortization                          113                   749                   862
       General and administrative                                        864                    62                   926
       Recovery of losses on accounts receivable                        (105)                    -                  (105)
     Severance                                                             -                    62                    62
                                                                ------------          ------------          ------------
                                                                       1,782                 2,660                 4,442
                                                                ------------          ------------          ------------

     Interest and other income (expense), net                            133                   166                   299
     Interest expense                                                   (240)                 (660)                 (900)
                                                                ------------          ------------          ------------

     Earnings (loss) before income taxes                              (1,116)                  787                  (329)

     Income taxes                                                          -                   181                   181
                                                                ------------          ------------          ------------

     Net earnings (loss)                                        $     (1,116)         $        606          $       (510)
                                                                ============          ============          ============

     Total assets                                               $      1,675          $      6,774          $      8,449
                                                                ============          ============          ============

8.   Subsidiary's Filing of Petition for Reorganization under Chapter 11

     On July 21, 2000, Aviva America, Inc. ("AAI"), a wholly-owned subsidiary of the Company, filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. AAI is a Delaware corporation which holds the Company's interests in oil and gas properties located offshore Louisiana. The filing, in the Northern District of Texas, was initiated in order to achieve a comprehensive restructuring of AAI's debts. Under Chapter 11, certain claims against AAI in existence prior to the filing of the petition are stayed while AAI continues business operations as Debtor-in-possession. These claims are reflected in the September 30, 2000 balance sheet as "liabilities subject to compromise." Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against AAI's assets ("secured claims") also are stayed, although the holder of such claims (Crosby Capital LLC) had the right to move the court for relief from the stay. Secured claims against AAI are secured by blanket liens on AAI's assets.

     A summary of liabilities subject to compromise at September 30, 2000, follows (in thousands):

                  Long term debt (see note 4)            $       2,750
                  Gas imbalance payable                            721
                  Accounts payable                                 533
                  Abandonment fund payable                         414
                  Accrued liabilities                               96
                                                         -------------
                                                         $       4,514
                                                         =============

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                            (unaudited) (continued)

     On November 7, 2000, a portion of the above referenced liabilities subject to compromise aggregating $1,388,000 was extinguished in exchange for a cash payment of $225,000 and the assignment of non-cash assets with a net book value aggregating $331,000. The resulting gain of $832,000 will be recorded in the quarter ending December 31, 2000.

     The expenses related to the bankruptcy proceeding have been segregated on the condensed consolidated statement of operations under reorganization fees.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations.
-------------

Results of Operations
---------------------

Three Months Ended September 30, 2000 compared to Three Months Ended September
------------------------------------------------------------------------------
30, 1999
--------

                                                   United States                Colombia
                                               Oil               Gas              Oil              Total
                                          -------------     -------------    -------------     -------------
              (Thousands)

              Revenue - 1999              $         326     $          20    $       1,609     $       1,955

              Volume variance                       (97)              (15)          (1,369)           (1,481)

              Price variance                        128                22              117               267
                                          -------------     -------------    -------------     -------------

              Revenue - 2000              $         357     $          27    $         357     $         741
                                          =============     =============    =============     =============

Colombian oil volumes were 13,000 barrels in the third quarter of 2000, a decrease of 74,000 barrels as compared to the third quarter of 1999. Such decrease is due to a 45,000 barrel decrease resulting from the transfer of partnership interests to Crosby and a 29,000 barrel decrease resulting from normal production declines.

U.S. oil volumes were 12,000 barrels in 2000, down approximately 5,000 barrels from 1999. Such decrease is primarily due to downtime resulting from adverse weather and equipment failures. U.S. gas volumes before gas balancing adjustments were 6,000 thousand cubic feet (MCF) in 2000, slightly higher than 1999.

Colombian oil prices averaged $27.63 per barrel during the third quarter of 2000. The average price for the same period of 1999 was $18.53 per barrel. The Company's average U.S. oil price increased to $30.26 per barrel in 2000, up from $19.42 per barrel in 1999. In 2000 prices have been higher than in the third quarter of 1999 due to an increase in world oil prices. U.S. gas prices averaged $4.43 per MCF in 2000 compared to $3.55 per MCF in 1999.

Service fees of $166,000 for administering the Colombian assets were received pursuant to a Service Agreement with Crosby (see note 2 of the condensed consolidated financial statements included elsewhere herein). This amount is net of Aviva Overseas' 22.1196% share of the fee.

Operating costs decreased approximately 53%, or $488,000, primarily as a result of the transfer of partnership interests to Crosby.

Depreciation, depletion and amortization ("DD&A") decreased by 77%, or $187,000, primarily due to the transfer of partnership interests to Crosby.

General and administrative ("G&A") expense increased $43,000 mainly as a result of higher employee related costs and legal fees, partially offset by lower fees paid to consultants.

Reorganization fees of $35,000 were recorded in the third quarter of 2000. These fees were related to the Aviva America, Inc. bankruptcy (see note 8 to the condensed consolidated financial statements included elsewhere herein).

Interest and other income decreased $111,000 primarily due to a foreign currency exchange gain of $116,000 in 1999. During the third quarter of 2000, the Company had a foreign currency exchange loss of $6,000.

Interest expense decreased $260,000, primarily as a result of the extinguishment of part of the Company's long term debt (see note 2 to the condensed consolidated financial statements included elsewhere herein).

Nine Months Ended September 30, 2000 compared to Nine Months Ended September 30,
--------------------------------------------------------------------------------
1999
----


                                                               United States               Colombia
                                                           Oil               Gas              Oil            Total
                                                     -------------     -------------    -------------     -------------
              (Thousands)

              Revenue - 1999                         $         661     $         112    $       3,941     $       4,714

              Volume variance                                  (72)              (81)          (1,961)           (2,114)

              Price variance                                   517                43            1,897             2,457

              Other                                              -                (3)               -                (3)
                                                     -------------     -------------    -------------     -------------

              Revenue - 2000                         $       1,106     $          71    $       3,877     $       5,054
                                                     =============     =============    =============     =============

Colombian oil volumes were 143,000 barrels in the first nine months of 2000, a decrease of 142,000 barrels as compared to the first nine months of 1999. Such decrease is due to a 63,000 barrel decrease resulting from the transfer of partnership interests to Crosby and a 79,000 barrel decrease resulting from production declines.

U.S. oil volumes were 39,000 barrels in 2000, a decrease of 5,000 from 1999. Such decrease is primarily due to downtime resulting from adverse weather and equipment failures. U.S. gas volumes before gas balancing adjustments were 19,000 MCF in 2000, down 26,000 MCF from 1999. Such decrease is due to a significant decline in production from the Main Pass 41 field which may be approaching the end of its economic life.

Colombian oil prices averaged $27.06 per barrel during the first nine months of 2000. The average price for the same period of 1999 was $13.82 per barrel. The Company's average U.S. oil price increased to $28.38 per barrel in 2000, up from $15.09 per barrel in 1999. U.S. gas prices averaged $3.49 per MCF in 2000 compared to $2.00 per MCF in 1999.

Service fees of $221,000 for administering the Colombian assets were received pursuant to a Service Agreement with Crosby (see note 2 of the condensed consolidated financial statements included elsewhere herein). This amount is net of Aviva Overseas' 22.1196% share of the fee.

Operating costs decreased approximately 26%, or $713,000, primarily as a result of the transfer of partnership interests to Crosby and due to lower Colombian pipeline transportation costs resulting from lower volumes of oil produced.

DD&A decreased by 47%, or $409,000, primarily as a result of the transfer of partnership interests to Crosby.

G&A expense decreased $52,000 mainly as a result of lower public ownership costs and lower fees paid to consultants, partially offset by higher employee related costs.

Reorganization fees of $35,000 were recorded in the third quarter of 2000. These fees were related to the Aviva America, Inc. bankruptcy (see note 8 to the condensed consolidated financial statements included elsewhere herein).

In connection with the restructuring of the Company's long term debt, the Company realized a $3,452,000 gain on the transfer of partnership interests in Argosy Energy International and a $4,673,000 extraordinary gain on the extinguishment of a portion of the debt. For a more detailed explanation of the transaction, see note 2 of the condensed consolidated financial statements included elsewhere herein.

The Company incurred severance expense of $62,000 during the first nine months of 1999 related to cost cutting measures in Colombia following the merger with Garnet Resources Corporation. No such expenses were incurred during 2000.

Interest and other income decreased $186,000 primarily due to a foreign currency exchange gain of $234,000 in 1999. During the first nine months of 2000, the foreign currency exchange gain was only $4,000.

Interest expense decreased $151,000 in the first nine months of 2000, primarily as a result of the extinguishment of part of the Company's long term debt (see note 2 to the condensed consolidated financial statements included elsewhere herein).

Income taxes were $31,000 higher in 2000 principally as a result of higher Colombian earnings.

New Accounting Pronouncements
-----------------------------

The Company is assessing the reporting and disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and hedging activities and will require the Company to recognize all derivatives on its balance sheet at fair value. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives will either be offset against the change in fair value of the hedged item through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company will adopt SFAS No. 133, as amended, in the first quarter of fiscal 2001. The adoption will not have a material effect on the Company's results of operations or financial position.

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents totaled $760,000 and $846,000 at September 30, 2000, and December 31, 1999, respectively. The decrease in cash and cash equivalents resulted primarily from the surrender of $1,393,000 of cash balances in the transfer of partnership interests in Argosy to Crosby, as described in note 2 of the condensed consolidated financial statements, and property additions of $307,000. Such decreases were partially offset by net cash provided by operating activities.

Net cash provided by operating activities was $1,601,000 for the nine months ended September 30, 2000, compared to $(1,361,000) net cash used in operating activities for the same period in 1999. This improvement resulted primarily from significantly higher oil prices during the 2000 period.

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

The Company's financial condition has improved as a result of the transaction with Crosby, however, the Company's liabilities continue to exceed the carrying amount of its consolidated assets. This is also the case for Aviva America, Inc. ("AAI"), a wholly owned subsidiary which holds the Company's interests in oil and gas properties located offshore Louisiana. Accordingly, on July 21, 2000, AAI filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The filing, in the Northern District of Texas, was initiated in order to achieve a comprehensive restructuring of AAI's debts. Management believes that a successful reorganization of AAI's debts will improve the liquidity of AAI and the Company through the reduction or dismissal of certain of AAI's debts. Management, however, cannot predict with any degree of certainty the amount of recorded liabilities that may be reduced or dismissed in connection with this proceeding or the overall impact that it may have on the Company.

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


   **27.1       Financial Data Schedule.


    __________________________________________
    *           Previously filed
    **          Filed herewith

b)  Reports on Form 8-K
-----------------------

The Company filed the following Current Reports on Form 8-K during and subsequent to the end of the third quarter.

Date of 8-K/A              Description of 8-K/A
-------------              --------------------

June 8, 2000               The registrant filed an amendment on August 18, 2000
                           to the registrant's report on Form 8-K dated June 8, 2000, to include the pro forma financial information required by Item 7 of Form 8-K.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           AVIVA PETROLEUM INC.



Date:  November 10, 2000       /s/ Ronald Suttill
                               ---------------------------------------------
                               Ronald Suttill
                               President and Chief Executive Officer



                               /s/  James L. Busby
                               ---------------------------------------------
                               James L. Busby
                               Secretary, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

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


   **27.1       Financial Data Schedule.


    _________________________________________
    *           Previously filed
    **          Filed herewith