Form 10-K405
period 2000-12-31
AVIVA PETROLEUM INC /TX/
filed 2001-03-29
CIK 910659

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[ X ]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended   DECEMBER 31, 2000
                                            -------------------

                                      OR

[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to _________

                        Commission File Number  0-22258

                             AVIVA PETROLEUM INC.
            (Exact name of registrant as specified in its charter)

                Texas                                        75-1432205
    (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                      Identification No.)

         8235 Douglas Avenue,                                   75225
       Suite 400, Dallas, Texas                              (Zip Code)
(Address of principal executive offices)

                                (214) 691-3464
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                                       Names of each exchange
                                                       ----------------------
     Title of each class                                on which registered
     -------------------                                -------------------
     Depositary Receipts, each representing five                None*
     shares of Common Stock, without par value

          Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, without par value

*The Company's Depositary Shares were delisted by the American Stock Exchange effective as of April 9, 1999.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  x     No _____.
                                        ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x .
           ---

The aggregate market value of voting and non-voting securities held by non-affiliates of the Registrant on February 28, 2001 was approximately $1,904,000. As of such date, the last sale price of a Depositary Share representing five shares of Common Stock, without par value ("Common Stock"), was U.S. $0.22, as quoted on the OTC Bulletin Board.

As of February 28, 2001, 46,900,132 shares of Registrant's Common Stock were outstanding, of which 27,614,445 shares of Common Stock were represented by Depositary Shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

                        TABLE OF CONTENTS TO FORM 10-K

                                                                                          Page
                                                                                          ----
Part I
  Item 1.     Business
                 General................................................................     1
                 Garnet Merger..........................................................     1
                 Debt Restructuring.....................................................     1
                 Current Operations.....................................................     1
                 Risks Associated with the Company's Business...........................     2
                 Products, Markets and Methods of Distributions.........................     3
                 Regulation.............................................................     4
                 Competition............................................................     7
                 Employees..............................................................     7
  Item 2.     Properties
                 Productive Wells and Drilling Activity.................................     7
                 Undeveloped Acreage....................................................     7
                 Title to Properties....................................................     8
                 Reserves and Future Net Cash Flows.....................................     8
                 Production, Sales Prices and Costs.....................................     8
                 Significant Properties
                    Colombia............................................................     9
                    United States.......................................................    10
                    Papua New Guinea....................................................    11
  Item 3.     Legal Proceedings.........................................................    11
  Item 4.     Submission of Matters to a Vote of Security Holders.......................    11

Part II

  Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters
                 Price Range of Depositary Shares and Common Stock......................    12
                 Dividend History and Restrictions......................................    13
  Item 6.     Selected Financial Data...................................................    14
  Item 7.     Management's Discussion and Analysis of Financial Condition and Results
                 of Operations
                 Results of Operations..................................................    15
                 New Accounting Pronouncements..........................................    17
                 Liquidity and Capital Resources........................................    17
  Item 7A.    Quantitative and Qualitative Disclosure about Market Risk.................    18
  Item 8.     Financial Statements and Supplementary Data...............................    18
  Item 9.     Changes in and Disagreements with Accountants on Accounting
                 and Financial Disclosure...............................................    18
Part III

  Item 10.    Directors and Executive Officers of the Registrant
                 Directors of the Company...............................................    19
                 Executive Officers of the Company......................................    19
                 Meetings and Committees of the Board of Directors......................    19
                 Compliance with Section 16(a) of the Securities Exchange Act of 1934...    20
  Item 11.    Executive Compensation
                 Summary Compensation Table.............................................    21
                 Directors' Fees........................................................    21
                 Option Grants During 2000..............................................    21
                 Option Exercises During 2000 and Year End Option Values................    21

                                      (i)

                                                                                   Page
                                                                                   ----
                 Compensation Committee Interlocks and Insider Participation
                    in Compensation Decisions...................................     22
                 Employment Contracts...........................................     22
                 Compensation Committee Report on Executive Compensation........     22
                 Performance Graph..............................................     23
  Item 12.    Security Ownership of Certain Beneficial Owners and Management
                 Security Ownership of Certain Beneficial Owners................     24
                 Security Ownership of Management...............................     25
  Item 13.    Certain Relationships and Related Transactions....................     25

Part IV

  Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K...     26

Signatures......................................................................     29

                                     (ii)

                                    PART I

ITEM 1. BUSINESS

General

  Aviva Petroleum Inc. (referred to collectively with its consolidated subsidiaries as the "Company"), a Texas corporation, through its subsidiaries, is engaged in the exploration for and production and development of oil and gas in Colombia, offshore in the United States, and in Papua New Guinea. The Company was incorporated in 1973 and the common stock, without par value ("Common Stock"), of the Company was traded on the London Stock Exchange Limited (the "London Stock Exchange") from 1982 to 1999. On May 6, 1999, trading of the Common Stock was suspended on the London Stock Exchange. In order to reduce costs, the Company formally dropped its London Stock Exchange listing on September 13, 2000. Depositary shares ("Depositary Shares"), each representing the beneficial ownership of five shares of Common Stock, trade on the OTC Bulletin Board under the symbol "AVVPP.OB." The Company's principal executive offices are located in Dallas, Texas.

Garnet Merger

  On October 28, 1998, the Company acquired Garnet Resources Corporation ("Garnet") in exchange for the issuance, in the aggregate, of approximately 14 million shares of the Company's Common Stock. Pursuant to the Agreement and Plan of Merger dated as of June 24, 1998, an indirect, wholly owned subsidiary of the Company was merged with and into Garnet. Garnet's $15 million of 9 1/2% Convertible Subordinated Debentures were acquired and canceled, and the outstanding bank debt of Garnet and the Company was refinanced under a $15 million credit facility which was fully retired in 2000. See "--Debt Restructuring". As a result of the merger, the Company was able to effect cost savings, particularly in Colombia where each company had an interest in the same properties.

Debt Restructuring

  On June 8, 2000, the Company entered into agreements with the Company's senior secured lender, Crosby Capital L.L.C. ("Crosby"), in order to restructure the Company's senior debt which, including unpaid interest, aggregated $16,103,064 as of May 31, 2000. Pursuant to the agreements, Crosby canceled $13,353,064 of such debt and transferred to the Company warrants on 1,500,000 shares of the Company's common stock in exchange for the general partner rights and an initial 77.5% partnership interest in Argosy Energy International ("Argosy"), a Utah limited partnership which holds the Company's Colombian properties. Following the transaction, Aviva Overseas, Inc. ("Aviva Overseas"), a wholly owned subsidiary of the Company, owns a 22.1196% limited partnership interest in Argosy. An additional 7.5% limited partnership interest will be transferred from Crosby to Aviva Overseas when Crosby has received in distributions from Argosy an amount equal to $3,500,000 plus interest at the prime rate plus 1% on the outstanding balance thereof.

  The Company's remaining debt of $2,750,000 was reacquired from Crosby on December 21, 2000, in exchange for a 15% net profits interest in any new production at Breton Sound Block 31 field. This transaction substantially completed the restructuring of the Company and the reorganization of the Company's wholly owned subsidiary Aviva America, Inc. ("AAI").

  AAI had filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code on July 21, 2000. The filing, in the Northern District of Texas, was initiated in order to achieve a comprehensive restructuring of AAI's debts. Following approval by the court and creditors, the voluntary petition for reorganization became effective on November 17, 2000.

  As a result of the aforementioned transactions, all of the Company's outstanding senior secured debt has been eliminated.

Current Operations

  Colombia.  The Company is the owner of interests in, and is engaged in
  --------
exploration for, and development and production of oil from, two contracts granted by Empresa Colombiana de Petroleos, the Colombian national oil company ("Ecopetrol") .

  The Company's Colombian activities are carried out by Argosy which operates the Colombian properties. Argosy is currently party to two contracts with Ecopetrol called Santana and Aporte Putumayo. Both contract areas are located in the Putumayo Basin of southwestern Colombia. The Company's production, exploration and development activities are currently limited to the Santana contract area.

  Twenty-one wells have been drilled on the Santana contract area. Of 13 exploratory wells, seven have been productive and six were dry holes. Of eight development wells, seven have been productive. Four fields have been discovered and have been declared commercial by Ecopetrol. Gross production from the Santana block has totaled approximately 16.5 million barrels during the period from April 1992, when production commenced, through December 2000.

  The Aporte Putumayo block produced from 1976 until March 1995, when declining production caused the block to be unprofitable under the terms of the contract. The block has been relinquished, however Argosy remains obligated for abandonment and restoration operations on the old wells in the block.

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

  United States.  In the United States the Company, through its wholly owned
  -------------
subsidiary, Aviva America, Inc. ("AAI"), has been engaged in the production of oil and gas attributable to its working interests in various wells located in the Gulf of Mexico offshore Louisiana, at Main Pass 41 and Breton Sound 31 fields. Effective November 7, 2000, the Company assigned all of its interest in the Main Pass 41 field to the field operator. AAI continues to produce from, and is the operator of, the Breton Sound 31 field. The Company acquired its interests in these fields through the acquisition of Charterhall Oil North America PLC in 1990.

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

  Colombia.  The Company has expended significant amounts of capital for the
  --------
acquisition, exploration and development of its Colombian properties and may expend additional capital for further exploration and development of such properties. Even if the results of such activities are favorable, further drilling at significant cost may be required to determine the extent of and to produce the recoverable reserves. Failure to fund certain capital expenditures could result in forfeiture of all or part of the Company's interests in the applicable property. For additional information on the Company's concession obligations, see "-- Current Operations," and regarding its cash requirements, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

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

  There are logistical problems, costs and risks in conducting oil and gas activities in remote, rugged and primitive regions in Colombia. The Company's operations are also exposed to potentially detrimental activities by the leftist guerrillas who have operated within Colombia for many years. The guerrillas in the Putumayo area, where the Company's property is located, have as recently as August 3, 1998, significantly damaged the Company's assets. Since that time the Company has been subject to lessor attacks on its pipelines and equipment resulting in only minor interruptions of oil sales. The Colombian army guards the Company's operations, however, there can be no assurance that the Company's operations will not be the target of significant guerrilla attacks in the future. Although the Company's losses were recovered through insurance, there can be no assurance that such coverage will remain available or affordable.

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

  During each of the three years ended December 31, 2000, the Company received the majority of its revenue from Ecopetrol. Sales to Ecopetrol accounted for $4,267,000, or 74% of oil and gas revenue for 2000, $5,683,000, or 84% of oil and gas revenue for 1999 and $2,632,000, or 79% of oil and gas revenue for 1998. The foregoing amounts represent the Company's entire Colombian oil revenue. If Ecopetrol were to elect not to purchase the Company's Colombian oil production, the Company believes that other purchasers could be found for such production.

  United States.  The Company does not refine or otherwise process domestic
  -------------
crude oil and condensate production. The domestic oil and condensate it produces are sold to oil transmission companies at posted field prices in the area where production occurs. The Company does not have long term contracts with purchasers of its domestic oil and condensate production. The Company's domestic gas production at Breton Sound 31 is used for field operations and is recorded at spot prices. The Company has not historically hedged any of its domestic production.

  During 2000 and 1998, the Company received more than 10% of its revenue from one domestic purchaser. Such revenue accounted for $968,000, or 16.7% of oil and gas revenue for 2000 and $479,000, or 14.4% of oil and gas revenue for 1998. During 1999, the Company did not receive more than 10% of its revenue from any one domestic purchaser.

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

       Colombia.  Any significant exploration or development of the Company's
       --------
Colombian properties, such as conducting a seismic program, the drilling of an exploratory or developmental well or the construction of a pipeline, requires environmental review and the issuance of environmental permits by the Ministry of the Environment. In recent years the Company has received environmental permits without substantial delay. There can be, however, no assurance that the Company will not experience future delays in obtaining necessary environmental licenses. See also "Item 2. Properties -- Significant Properties -- Colombia."

       United States.   The Company believes that its domestic operations are
       -------------
currently in substantial compliance with U.S. federal, state, and local environmental laws and regulations. Over the past few years, the Company has incurred significant costs to make capital improvements, including the drilling and completion of a salt water injection well at Breton Sound 31 field, in order to maintain compliance with these U.S. environmental laws or regulations. There can be no assurance that the Company will not expend additional significant amounts in the future to maintain such compliance.

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

  The Company's U.S. property at Breton Sound Block 31 field, on state leases offshore Louisiana, is subject to OPA '90. Under OPA '90 and a final rule adopted by the U.S. Minerals Management Service ("MMS") in August 1998, owners and operators of covered offshore facilities that have a worst case oil spill of more than 1,000 barrels must demonstrate financial responsibility in amounts ranging from $10 million in specified state waters to $35 million in federal outer continental shelf ("OCS") waters, with higher amounts of up to $150 million in certain limited circumstances where the MMS believes such a level is justified by the risks posed by operations at such covered offshore facilities or if the worst case oil-spill discharge volumes possible at such facilities may exceed the applicable threshold volumes specified under the MMS final rule. The Company believes that it currently has established adequate proof of financial responsibility for its covered offshore facilities in Louisiana State waters. However, the Company cannot predict whether these financial responsibility requirements under the OPA '90 amendments or the MMS final rule will result in the imposition of significant additional annual costs to the Company in the future or otherwise have a material adverse effect on the Company. The impact of financial responsibility requirements is not expected to be any more burdensome to the Company than it will be to other similarly or less capitalized owners or operators in the Gulf of Mexico.

  With respect to the Federal Water Pollution Control Act, the United States Environmental Protection Agency ("EPA") issued regulations prohibiting the discharge of produced water and produced sand derived from oil and gas operations in certain coastal areas (primarily state waters) of Louisiana and Texas, effective February 8, 1995. However, the EPA also issued an administrative order that effectively delayed compliance with the no discharge requirement for produced water until January 1, 1997. Effective August 27, 1996, the Louisiana Department of Environmental Quality ("LDEQ") officially assumed responsibility for compliance and enforcement issues for produced water as they relate to the Company's Breton Sound Block 31 facilities with the EPA operating in an oversight capacity. In connection with the issuance of these regulations by the EPA, and following various extensions granted by the LDEQ, the Company drilled and completed a saltwater injection well at the Breton Sound Block 31 facilities in October 1998. The Company presently operates this injection well.

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

  Sales of crude oil, condensate and gas liquids by the Company are not currently regulated and are made at market prices. In a number of instances, however, the ability to transport and sell such products is dependent on pipelines whose rates, terms and conditions of service are subject to the Federal Energy Regulatory Commission ("FERC") jurisdiction under the Interstate Commerce Act. Certain regulations implemented by the FERC in recent years could result in an increase in the cost of transportation service on certain pipelines. However, the Company does not believe that these regulations affect it any differently than others.

  The Company cannot accurately predict the effect that any of the aforementioned orders or the challenges to the orders will have on the Company's operations. Additional proposals and proceedings that might affect the oil industry are pending before Congress, the FERC and the courts. The Company cannot accurately predict when or whether any such proposals or proceedings may become effective.

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

Employees

  As of December 31, 2000, Aviva had 7 full-time employees.

ITEM 2. PROPERTIES

Productive Wells and Drilling Activity

  The following table summarizes the Company's developed acreage and productive wells at December 31, 2000. "Gross" refers to the total acres or wells in which the Company has a working interest, and "net" refers to gross acres or wells multiplied by the percentage working interest owned by the Company.

Developed Acreage /(1)/

                                                       Gross      Net
                                                       -----     -----
          United States                                1,646     1,110
          Colombia/(2)/                                3,706       288
                                                       -----     -----
                                                       5,352     1,398
                                                       =====     =====

Productive Wells /(3)/

                                          Oil                 Gas
                                   ---------------     ----------------
                                   Gross      Net      Gross       Net
                                   -----     -----     -----      -----

          United States                7      4.58         3       2.16
          Colombia                    14      1.08         -          -
                                    ----     -----     -----      -----
                                      21      5.66         3       2.16
                                    ====     =====     =====      =====

/(1)/ Developed acreage is acreage assignable to productive wells. /(2)/ Excludes Aporte Putumayo acreage pending relinquishment.
/(3)/ Productive wells represent producing wells and wells capable of producing.

  During the period from January 1, 1998 through December 31, 2000, the Company did not drill nor participate in the drilling of any development or exploratory wells.

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

  The following table shows the undeveloped acreage held by the Company at December 31, 2000. Undeveloped acreage is acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether such acreage contains proved reserves.

                                               Undeveloped Acres
                                             ---------------------
                                                Gross         Net
                                             ---------      ------

                    Colombia                    48,636      10,758
                    Papua New Guinea         1,228,187      24,564
                                             ---------      ------
                                             1,276,823      35,322
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

  The Company will file with the Department of Energy (the "DOE") a statement with respect to the Company's estimate of proved oil and gas reserves as of December 31, 2000, that is not the same as that included in the estimate of proved oil and gas reserves as of December 31, 2000, as set forth in "Item 8. Financial Statements and Supplementary Data" elsewhere herein. The information filed with the DOE includes the estimated proved reserves of the properties of which the Company is the operator, whereas the estimated proved reserves contained in Item 8 hereof include only the Company's percentage share of the estimated proved reserves of all properties in which the Company has an interest.

Production, Sales Prices and Costs

  The following table summarizes the Company's oil production in thousands of barrels and natural gas production in millions of cubic feet for the years indicated:

                                               Year ended December 31,
                                             --------------------------

                                              2000      1999      1998
                                             ------    ------    ------

Oil /(1)/      United States                    49        57        44
               Colombia                        157       365       255

Gas            United States                    25        53        68
               Colombia                          -         -         -

/(1)/ Includes crude oil and condensate.

  The average sales price per barrel of oil and per thousand cubic feet ("MCF") of gas produced by the Company and the average production (lifting) cost per dollar of oil and gas revenue and per barrel of oil equivalent (6 MCF: 1 barrel) were as follows for the years indicated:

                                                                       Year ended December 31,/(1)/
                                                                      ------------------------------

                                                                       2000        1999        1998
                                                                      ------      ------      ------
Average sales price per barrel of oil/(2)/     United States          $28.94      $17.13      $12.03
                                               Colombia               $27.18      $15.57      $10.31

Average sales price per MCF of gas             United States          $ 4.11      $ 2.42      $ 2.42
                                               Colombia               $    -      $    -      $    -

Average production cost per dollar of
  oil and gas revenue                          United States          $ 0.72      $ 1.05      $ 1.80
                                               Colombia               $ 0.31      $ 0.42      $ 0.86

Average production cost per barrel of
  oil equivalent                               United States          $20.59      $17.69      $22.54
                                               Colombia               $ 8.33      $ 6.58      $ 8.88

/(1)/  All amounts are stated in United States dollars.
/(2)/  Includes crude oil and condensate.

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

  The Aporte Putumayo block, which consisted of approximately 77,000 acres and contains three shut-in wells, produced from 1976 to 1995. The block has been relinquished, however Argosy remains obligated for abandonment and restoration operations on the old wells in the block.

  Production from the Santana concession is sold pursuant to a sales contract with Ecopetrol. The contract provides that at least 25% of the sales proceeds will be paid in Colombian pesos. As a result of certain currency restrictions, pesos resulting from these payments must generally remain in Colombia and are used by the Company to pay local expenses.

  The Company's pretax income from Colombian sources, as defined under Colombian law, is subject to Colombian income taxes at a statutory rate of 35%, although a "presumptive" minimum income tax based on net assets, as defined under Colombian law, may apply in years of little or no net income. The Company's income after Colombian income taxes is subject to a Colombian remittance tax that accrues at a rate of 7%. Payment of the remittance tax may be deferred under certain circumstances if the Company reinvests such income in Colombia.

     Santana Contract.  The Santana block is held pursuant to a "risk-sharing"
     ----------------
contract for which Ecopetrol has the option to participate on the basis of a 30% working interest in exploration activities in the contract area. If a commercial field is discovered, Ecopetrol's working interest increases to 50% and the costs theretofore incurred and attributable to the 20% working interest differential will be recouped by Argosy from Ecopetrol's share of production on a well by well basis. The risk-sharing contract provides that, when 7 million barrels of cumulative production from the concession have been attained, Ecopetrol's revenue interest and share of operating costs increases to 65% but it remains obligated for only 50% of capital expenditures. In June 1996, the 7 million barrel threshold was reached. At that time, Argosy's revenue interest in the contract declined from 40% to 28% and its share of operating expenses declined from 50% to 35%.

  The Santana block is divided by the Caqueta River. Two fields located south of the river, the Toroyaco and Linda fields, were declared commercial by Ecopetrol and commenced production in 1992. There are currently four producing wells in the Toroyaco field and four producing wells in the Linda field. During 1995, a 3-D seismic survey covering the Toroyaco and Linda fields was completed. Based on this survey, one development well was drilled in each field during 1996
and one additional development well was drilled in the Linda field in 1997.   No
further drilling is anticipated for these fields.

  The Company constructed a 42-kilometer pipeline (the "Uchupayaco Pipeline") which was completed and commenced operations during 1994 to transport oil production from the Toroyaco and Linda fields to the Trans-Andean Pipeline owned by Ecopetrol, through which the Company's production is transported to the port of Tumaco on the Pacific coast of Colombia.

  Two additional fields, the Mary and Miraflor fields, were discovered north of the Caqueta River and were declared commercial by Ecopetrol during 1993. Except for oil produced during production tests of wells located in these fields, the production was shut-in until the first quarter of 1995 when construction of a pipeline was completed and commercial production began. Completion of this pipeline provided the Company with direct pipeline access from all of its fields to the Pacific coast port of Tumaco. There are currently four producing wells in the Mary field and one producing well in the Miraflor field. A 3-D seismic survey was completed over the Mary and Miraflor fields during early 1997. This survey confirms the presence of several prospects and leads previously identified from two-dimensional seismic data. The most promising prospect, Mary West, appears to be an extension of the Mary field. The drilling of an exploratory well on this prospect has been deferred pending contract changes requested by Argosy and appropriate financing. The survey also confirmed that additional development drilling is not required for the Miraflor field.

  Argosy has fulfilled all the exploration obligations required by the Santana risk-sharing contract. The current work program contemplates the recompletion of certain existing wells to increase production therefrom.

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

  Under the terms of a contract with Ecopetrol, all oil produced from the Santana contract area is sold to Ecopetrol. If Ecopetrol exports the oil, the price paid is the export price received by Ecopetrol, adjusted for quality differences, less a marketing fee of $0.165 per barrel. If Ecopetrol does not export the oil, the price paid is based on the price received from Ecopetrol's Cartagena refinery, adjusted for quality differences, less Ecopetrol's cost to transport the crude to Cartagena and a marketing fee of $0.165 per barrel. In 2000, Ecopetrol exported the crude each month and the sales price averaged $27.18 per barrel.

  United States.
  -------------

  The Company's remaining oil and gas properties in the United States are located in the Gulf of Mexico offshore Louisiana at Breton Sound 31 field. The Breton Sound 31 field is operated by the Company.

  Breton Sound Block 31 is located 20 miles offshore Louisiana in 16 feet of water. The field is approximately 55 miles southeast of New Orleans on state leases. During 2000, five wells averaged 92 barrels of oil per day and 62 MCF of gas per day, net to the Company's interest, from three sands completed between 3,850 feet and 6,500 feet. The Company's interests in the leases comprising the field vary from 59% to 87%.

  The interpretation of 3-D seismic data in 1996 identified two deep and several
shallow prospects in the Breton Sound Block 31 field.   The Company has signed a
farmout agreement covering the deep prospects. Under the terms of the agreement, as amended, the farmee, a privately held oil and gas company in New Orleans, Louisiana, has the right to drill a well to test the Hollywood formation at 16,000 feet on or before June 30, 2001. The Company will retain its proportionate share of a 3% overriding royalty interest during "payout". At payout the 3% overriding royalty interest is convertible, at the Company's option, into either a 5% overriding royalty or a 25% working interest. All costs of the well will be borne by the farmee. As for the shallow prospects, the Company anticipates that it will drill at least one exploratory well upon obtaining appropriate financing.

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

  In accordance with the terms of the agreement governing PPL-206, the parties have performed surface geological work and completed seismic programs during 1998 and 2000. The 2000 program (the "Okoni Program") will be followed by strike line acquisition in the first quarter of 2001 to determine the drilling location for the Bosavi exploratory well that is scheduled for 2001.

  During 2000, a farmout agreement was entered into whereby Chevron Niugini Limited ("Chevron") has an option to acquire a 40% interest in the license if it elects to participate in the Bosavi well. Pursuant to the Company's 2% carried working interest, the Company is not obligated to pay any of the costs relative to the work presently underway nor is it obligated to pay any of the costs of drilling, testing or completing the exploratory well. The Company's 2% carried working interest will not be reduced by the Chevron farmout option.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There were no matters submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended December 31, 2000.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Price Range of Depositary Shares and Common Stock

  The Company's Depositary Shares, each representing the beneficial ownership of five shares of Common Stock, traded on the American Stock Exchange (the "ASE") from November 14, 1994 through April 8, 1999. On April 9, 1999, the Depositary Shares were delisted from the ASE due to the Company's then existing financial difficulties. On May 13, 1999, the Depositary Shares began trading on the OTC Bulletin Board (the "OTCBB") under the symbol "AVVPP.OB". During 2000, an aggregate of 1,909,000 Depositary Shares were traded on the OTCBB.

  The Company's Common Stock has been quoted in the National Quotation Bureau's Daily Quotation Sheets (known as the "pink sheets") since December 1993. Additionally, the Common Stock traded on the London Stock Exchange from 1982 until May 6, 1999, when trading of the Common Stock on the LSE was suspended. On September 13, 2000, the company formally dropped its LSE listing in order to reduce costs.

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

                                         2000                           1999                             1998
                              --------------------------    -----------------------------    ------------------------------

                                  High           Low            High             Low             High             Low
                              -----------   ------------    -------------   -------------    -------------    -------------
Depositary Shares/(1)/:
----------------------

  ASE
  ---
  First Quarter               $        n/a  $        n/a    $        0.41   $        0.09    $        1.75    $        1.00
  Second Quarter              $        n/a  $        n/a    $        0.22   $        0.09    $        1.19    $        0.69
  Third Quarter               $        n/a  $        n/a    $         n/a   $         n/a    $        1.00    $        0.13
  Fourth Quarter              $        n/a  $        n/a    $         n/a   $         n/a    $        0.31    $        0.06

  OTC Bulletin Board
  ------------------
  First Quarter               $       0.25  $       0.06    $         n/a   $         n/a    $         n/a    $         n/a
  Second Quarter              $       0.38  $       0.06    $        0.31   $        0.06    $         n/a    $         n/a
  Third Quarter               $       0.38  $       0.13    $        0.22   $        0.06    $         n/a    $         n/a
  Fourth Quarter              $       0.38  $       0.06    $        0.22   $        0.03    $         n/a    $         n/a

Common Stock:
------------

  London Stock Exchange
  ---------------------
  First Quarter
    (Pounds)                  (Pounds) n/a  (Pounds) n/a    (Pounds) 0.06   (Pounds) 0.03    (Pounds) 0.28    (Pounds) 0.12
    US$                       $        n/a  $        n/a    $        0.10   $        0.05    $        0.45    $        0.20

  Second Quarter
    (Pounds)                  (Pounds) n/a  (Pounds) n/a    (Pounds) 0.06   (Pounds) 0.05    (Pounds) 0.14    (Pounds) 0.10
    US$                       $        n/a  $        n/a    $        0.10   $        0.08    $        0.22    $        0.16

  Third Quarter
    (Pounds)                  (Pounds) n/a  (Pounds) n/a    (Pounds)  n/a   (Pounds)  n/a    (Pounds) 0.10    (Pounds) 0.05
    US$                       $        n/a  $        n/a    $         n/a   $         n/a    $        0.17    $        0.08

  Fourth Quarter
    (Pounds)                  (Pounds) n/a  (Pounds) n/a    (Pounds)  n/a   (Pounds)  n/a    (Pounds) 0.06    (Pounds) 0.04
    US$                       $        n/a  $        n/a    $         n/a   $         n/a    $        0.10    $        0.07

/(1)/ Representing five shares of Common Stock.

  As of February 28, 2001, the Company had approximately 5,000 shareholders of record, including nominees for an undetermined number of beneficial holders.

Dividend History and Restrictions

  No dividends have been paid since June 1983, nor is there any current intention on the part of the directors of the Company to pay dividends in the future.

ITEM 6. SELECTED FINANCIAL DATA

  The following table summarizes certain selected financial data with respect to the Company for, and as of the end of, each of the five years ended December 31, 2000, which should be read in conjunction with the Consolidated Financial Statements included elsewhere herein.

                                                         For the Years Ended
                                                             December 31,
                                     -----------------------------------------------------------
                                       2000        1999         1998          1997        1996
                                     -------     --------     --------      --------     -------
                                     (in thousands, except per share, per barrel and per MCF data)
For the period
 Revenues                            $ 6,183     $  6,797     $  3,332      $  9,726     $13,750
 Earnings (loss) before
  extraordinary item                 $ 4,961     $   (403)    $(16,881)     $(22,482)    $  (937)
 Extraordinary item -
  debt extinguishment                $ 5,543     $      -     $   (197)     $      -     $     -
 Net earnings (loss)                 $10,504     $   (403)    $(17,078)     $(22,482)    $  (937)
 Earnings (loss) before
  extraordinary item
  per common share                   $  0.10     $  (0.01)    $  (0.49)     $  (0.71)    $ (0.03)
 Basic and diluted net
  earnings (loss)
  per common share                   $  0.22     $  (0.01)    $  (0.50)     $  (0.71)    $ (0.03)
 Weighted average
  shares outstanding                  46,900       46,813       34,279        31,483      31,483
 Cash dividends per
  common share                       $     -     $      -     $      -      $      -     $     -
 Total annual net oil
  production (barrels)
   Colombia                              157          365          255           426         476
   United States                          49           57           44            76          94
                                     -------     --------     --------      --------     -------
    Total                                206          422          299           502         570
                                     -------     --------     --------      --------     -------
 Total annual net gas
  production (MCF)
   United States                          25           53           68           316       1,146

 Average price per barrel
  of oil
   Colombia                          $ 27.18     $  15.57     $  10.31      $  17.39     $ 19.82
   United States                     $ 28.94     $  17.13     $  12.03      $  19.17     $ 20.68
 Average price per MCF of
  Gas - United States                $  4.11     $   2.42     $   2.42      $   2.73     $  2.07

At period end
 Total assets                        $ 3,311     $  8,986     $ 11,422      $ 16,445     $42,944
 Long term debt, including
  current portion                    $     -     $ 14,495     $ 14,805      $  7,690     $ 7,990
 Stockholders' equity
  (deficit)                          $ 1,876     $(11,483)    $(11,083)     $  3,748     $26,230

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

Results of Operations

2000 versus 1999
----------------

                                        United States      Colombia
                                        Oil       Gas         Oil      Total
                                      -------   -------    --------   -------
       (Thousands)

       Oil and gas sales - 1999       $   987   $   127    $ 5,683   $ 6,797

       Volume variance                   (141)      (90)    (3,671)   (3,902)

       Price variance                     582        66      2,256     2,904

       Other                                -        (3)         -        (3)
                                      -------   -------    -------   -------

       Oil and gas sales - 2000       $ 1,428   $   100    $ 4,268   $ 5,796
                                      =======   =======    =======   =======

  Colombian oil volumes were 157,000 barrels in 2000, a decrease of 208,000 barrels from 1999. Such decrease is due to a 108,000 barrel decrease resulting from the transfer of partnership interests to Crosby and a 100,000 barrel decrease resulting from production declines.

  U.S. oil volumes were 49,000 barrels in 2000, down approximately 8,000 barrels from 1999, primarily due to normal production declines. U.S. gas volumes before gas balancing adjustments were 24,000 MCF in 2000, down 26,000 MCF from 1999. Such decrease is due to a significant decline in production from the Main Pass 41 field. Effective November 7, 2000, the Company assigned all of its interest in the Main Pass 41 field to the field operator.

  Colombian oil prices averaged $27.18 per barrel during 2000. The average price for the same period of 1999 was $15.57 per barrel. The Company's average U.S. oil price increased to $28.94 per barrel in 2000, up from $17.13 per barrel in 1999. In 2000 prices were higher than in 1999 due to an increase in world oil prices. U.S. gas prices averaged $4.11 per MCF in 2000 compared to $2.42 per MCF in 1999.

  Service fees of $387,000 for administering the Colombian assets were received pursuant to a Service Agreement with Crosby (see note 2 of the consolidated financial statements included elsewhere herein). This amount is net of Aviva Overseas' 22.1196% share of the fee.

  Operating costs decreased approximately 33%, or $1,168,000, primarily as a result of the transfer of partnership interests to Crosby.

  Depreciation, depletion and amortization ("DD&A") decreased by 49%, or $485,000, primarily as a result of the transfer of partnership interests to Crosby and lower volumes of oil produced.

  General and administrative ("G&A") expenses declined $88,000 mainly as a result of lower public ownership costs and lower fees paid to consultants, partially offset by higher employee related costs.

  In connection with the Company's restructuring, the Company realized a $3,452,000 gain on the transfer of partnership interests in Argosy Energy International and a $5,543,000 extraordinary gain on the extinguishment of debt, net of income taxes of $2,855,000.

  Interest and other income decreased $52,000 from 1999 primarily due to a foreign exchange gain of $193,000 in 1999. During 2000, the foreign currency exchange gain was only $44,000. The decrease in foreign exchange gain was partially offset by higher miscellaneous income.

  Interest expense decreased $591,000 during 2000, primarily as a result of the extinguishment of the Company's long-term debt.

1999 versus 1998
----------------

                                        United States      Colombia
                                        Oil       Gas         Oil      Total
                                      -------   -------    --------   -------
       (Thousands)

       Revenue - 1998                 $   535   $   165    $  2,632   $ 3,332

       Volume variance                    158       (29)      1,130     1,259

       Price variance                     294        10       1,921     2,225

       Other                                -       (19)          -       (19)
                                      -------   -------    --------   -------

       Revenue - 1999                 $   987   $   127    $  5,683   $ 6,797
                                      =======   =======    ========   =======

  Colombian oil volumes were 365,000 barrels in 1999, an increase of 110,000 barrels from 1998. Such increase was due to a 148,000 barrel increase resulting from the acquisition of Garnet effective October 28, 1998, and an increase of 23,000 barrels due to continuous production in 1999 (1998 production was interrupted by guerrilla attacks that damaged oil processing and storage facilities), partially offset by a 61,000 barrel decrease resulting from production declines.

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

  Colombian oil prices averaged $15.57 per barrel during 1999. The average price for the same period of 1998 was $10.31 per barrel. The Company's average U.S. oil price increased to $17.13 per barrel in 1999, up from $12.03 per barrel in 1998. In 1999 prices were higher than in 1998 due to a dramatic increase in world oil prices. U.S. gas prices averaged $2.42 per MCF in 1999 and 1998.

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

  DD&A decreased by 68%, or $2,152,000, primarily due to a decrease in costs subject to amortization resulting from property write-downs during 1998.

  The Company recorded write-downs of $10,556,000 and $1,787,000 to the carrying amounts of its Colombian and U.S. oil and gas properties, respectively, as a result of ceiling test limitations on capitalized costs during 1998. No such write-downs were required during 1999.

  G&A expenses increased $171,000 mainly due to a $193,000 decrease in administrative overhead fees recovered from joint interest partners in properties where the Company serves as the operator. This decrease in administrative overhead fees resulted primarily because the Company relinquished operatorship of the Main Pass 41 field effective January 1, 1999.

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

Liquidity and Capital Resources

  Cash and cash equivalents totaled $820,000 and $846,000 at December 31, 2000 and 1999, respectively. The decrease in cash and cash equivalents resulted from the costs of, and cash balances surrendered, aggregating $1,414,000 in connection with the transfer of partnership interests in Argosy to Crosby (as more fully described in note 2 of the consolidated financial statements included
elsewhere herein) and property additions of $382,000.   Such decreases were
almost entirely offset by net cash provided by operating activities.

  Net cash provided by operating activities was $1,722,000 in 2000, compared to $(481,000) net cash used in operating activities for 1999. This improvement resulted primarily from significantly higher oil prices during 2000 and a $1,703,000 reduction in accounts payable and accrued liabilities during 1999. Excluding the effects of the transfer of partnership interests to Crosby, there was no similar reduction in accounts payable and accrued liabilities during 2000.

  The Company surrendered a major partnership interest in Argosy in connection with the aforementioned transaction with Crosby, and was thus able to eliminate 100% of its long term debt and accrued interest, which prior to the transaction aggregated $16,103,064 as of May 31, 2000.

  The Company's financial condition has significantly improved as a result of the transaction with Crosby and the reorganization of Aviva America, Inc. ("AAI"), a wholly owned subsidiary which holds the Company's interests in oil and gas properties located offshore Louisiana (see notes 2 and 11 of the consolidated financial statements included elsewhere herein). Based on this improvement in financial condition, management believes that the Company can meet its existing commitments as set forth below.

  The Company plans to recomplete certain existing wells and engage in various other projects in Colombia. The Company's current share of the estimated future costs of these development activities is approximately $0.3 million at December 31, 2000. The Company expects to fund these activities using cash provided from operations. Risks that could adversely affect funding of such activities include, among others, delays in obtaining any required environmental permits, failure to produce the reserves as projected or a decline in the sales price of oil. Any substantial increases in the amounts of these required expenditures could adversely affect the Company's ability to fund these activities. Any substantial delays could, through the impact of inflation, increase the required expenditures. Cost overruns resulting from factors other than inflation could also increase the required expenditures. Historically, the inflation rate of the Colombian peso has been in the range of 15-30% per year. Devaluation of the peso against the U.S. dollar has historically been slightly less than the inflation rate in Colombia. The Company has historically funded capital expenditures in Colombia by converting U.S. dollars to pesos at such time as the expenditures have been made. As a result of the interaction between peso inflation and devaluation of the peso against the U.S. dollar, inflation, from the Company's perspective, had not been a significant factor. During 1994, the first half of 1995 and 1996, however, devaluation of the peso was substantially lower than the rate of inflation of the peso, resulting in an effective inflation rate in excess of that of the U.S. dollar. There can be no assurance that this condition will not occur again or that, in such event, there will not be substantial increases in future capital expenditures as a result. Due to Colombian exchange controls and restrictions and the lack of an effective market, it is not feasible to hedge against the risk of net peso inflation against the U.S. dollar and the Company has not done so. Depending on the results of future exploration and development activities, substantial expenditures which have not been included in the Company's cash flow projections may be required. The outcome of these matters cannot be projected with certainty.

  With the exception of historical information, the matters discussed in this annual report to shareholders contain forward-looking statements that involve risks and uncertainties. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its goals will be achieved. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include, among other things, general economic conditions, volatility of oil and gas prices, the impact of possible geopolitical occurrences world-wide and in Colombia, imprecision of reserve estimates, the assessment of geological and geophysical data, changes in laws and regulations, unforeseen engineering and mechanical or technological difficulties in drilling, working-over and operating wells during the periods covered by the forward-looking statements, as well as other factors described in "Item 1. Business - Risks Associated with the Company's Business."

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

  The Company is exposed to market risk from changes in commodity prices. The Company produces and sells crude oil and natural gas. These commodities are sold based on market prices established with the buyers. The Company does not use financial instruments to hedge commodity prices.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  See the Financial Statements of Aviva Petroleum Inc. attached hereto and listed in Item 14 herein.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of the Company

  The by-laws of the Company provide that the number of directors may be fixed by the Board of Directors at a number between one and seven, except that a decrease in the number of directors shall not have the effect of reducing the term of any incumbent director. Effective October 28, 1998, the Board of Directors, by resolution, decreased the number of directors from five to three. Effective April 6, 2000, Eugene C. Fiedorek resigned from the Board of Directors decreasing the number of directors from three to two.

  The information set forth below, furnished to the Company by the respective individuals, shows as to each individual his name, age and principal positions with the Company.

     Name           Age              Positions                   Director Since
     ----           ---              ---------                   --------------

Ronald Suttill       69    President, Chief Executive Officer          1985
                           and Director

Robert J. Cresci     57    Director                                    1998

  The following sets forth the periods during which directors have served as such and a brief account of the business experience of such persons during at least the past five years.

  Ronald Suttill has been a director of the Company since August 1985 and has been President and Chief Executive Officer of the Company since January 1992.

  Robert J. Cresci has been a director of the Company since October 1998. Mr. Cresci has been a Managing Director of Pecks Management Partners, Ltd., an investment management firm, since September 1990. Mr. Cresci currently serves on the boards of Sepracor, Inc., Film Roman, Inc., Castle Dental Centers, Inc., j2 Global Communications, Inc., Candlewood Hotel Co., Inc., SeraCare, Inc., E-Stamp Corporation and several private companies.

Executive Officers of the Company

  The following table lists the names and ages of each of the executive officers of the Company and their principal occupations for the past five years.

Name and Age                  Positions
------------                  ---------

Ronald Suttill, 69            President and Chief Executive Officer since
                              January 1992.

James L. Busby, 40            Chief Financial Officer since February 2000,
                              Treasurer since May 1994, Secretary since June
                              1996, Controller since November 1993.

Meetings and Committees of the Board of Directors

  The Board of Directors of the Company held three formal meetings during 2000. Each director attended at least 75% of the aggregate of (i) the total number of meetings of the Board of Directors held during the period in which he was a director and (ii) the total number of meetings held by all committees on which he served.

  The Audit Committee and the Compensation Committee are the only standing committees of the Board of Directors, and the members of such committees are appointed at the initial meeting of the Board of Directors each year. The Company does not have a formal nominating committee; the Board of Directors performs this function.

  The Audit Committee, of which Mr. Cresci is the sole member, consults with the independent accountants of the Company and such other persons as the committee deems appropriate, reviews the preparations for and scope of the audit of the Company's annual financial statements, makes recommendations as to the engagement and fees of the independent accountants and performs such other duties relating to the financial statements of the Company as the Board of Directors may assign from time to time. The Audit Committee held no formal meetings during 2000, however, business was conducted via telephone conferences.

  The Compensation Committee, of which Mr. Cresci is the sole member, makes recommendations to the Board of Directors regarding the compensation of executive officers of the Company, including salary, bonuses, stock options and
other compensation.   The Compensation Committee held no formal meetings during
2000.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

  Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires officers, directors and holders of more than 10% of the Common Stock (collectively, "Reporting Persons") to file reports of ownership and changes in ownership of the Common Stock with the SEC within certain time periods and to furnish the Company with copies of all such reports. Based solely on its review of the copies of such reports furnished to the Company by such Reporting Persons or on the written representations of such Reporting Persons, the Company believes that, during the year ended December 31, 2000, all of the Reporting Persons complied with their Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

  The following table sets forth certain information regarding compensation earned in each of the last three fiscal years by the President and Chief Executive Officer of the Company (the "Named Executive Officer").

                          Summary Compensation Table
                          --------------------------

                                                                             Long Term
                                                                            Compensation
                                                                  ---------------------------------
                                   Annual Compensation                   Awards             Payouts
                         --------------------------------------   ---------------------------------
                                                         Other
                                                        Annual    Restricted   Securities
Name and                                                Compen-      Stock     Underlying    LTIP     All Other
Principal                                               sation     Award(s)     Options/    Payouts   Compensa-
Position                 Year   Salary ($)  Bonus ($)     ($)        ($)        SARs (#)      ($)      tion ($)
---------                ----   ----------  ---------   -------   ----------   ----------   -------   ---------
Ronald Suttill/(1)/
 President and CEO       2000     150,000     7,500         -          -            -           -       9,000
 President and CEO       1999     150,000         -         -          -            -           -       4,500
 President and CEO       1998     157,500         -         -          -            -           -       4,750

/(1)/ The amount recorded under bonus represents the market value of 300,000 shares of the Company's common stock transferred to Mr. Suttill in connection with the debt restructuring and transfer of partnership interests to Crosby, effective June 8, 2000. The amounts reported for all other compensation for Mr. Suttill represent matching contributions made under the Aviva Petroleum Inc. 401(k) Retirement Plan (the "401(k) Plan").

Directors' Fees

  The directors of the Company are not paid a cash fee. Directors are, however, reimbursed for travel and lodging expenses. Mr. Suttill receives no compensation as a director but is reimbursed for travel and lodging expenses incurred to attend meetings.

  On July 1 each year, non-employee directors who have served in such capacity for at least the entire proceeding calendar year each receive an option to purchase 5,000 shares of the Company's Common Stock pursuant to the Aviva Petroleum Inc. 1995 Stock Option Plan, as amended.

  Effective June 8, 2000, in connection with the debt restructuring and transfer of partnership interests to Crosby, 200,000 shares of the Company's common stock with a market value of $5,000 were transferred to Mr. Robert J. Cresci.

Option Grants During 2000

  There were no options granted to the Named Executive Officer during 2000. No stock appreciation rights have been issued by the Company.

Option Exercises During 2000 and Year End Option Values

  The following table provides information related to options exercised by the Named Executive Officer during 2000 and the number and value of options held at year-end. No stock appreciation rights have been issued by the Company.

                                                          Number of Securities           Value of Unexercised
                                                         Underlying Unexercised          In-the-Money Options
                    Shares Acquired       Value           Options at FY-End (#)           at FY-End ($)/(1)/
                                                      ----------------------------   ----------------------------
Name                 on Exercise (#)   Realized ($)   Exercisable    Unexercisable   Exercisable    Unexercisable
----                 ---------------   ------------   -----------    -------------   -----------    -------------
Ronald Suttill             none            none         250,000             -              -              -

/(1)/ No values are ascribed to unexercised options of the Named Executive Officer at December 31, 2000 because the fair market value of a share of the Company's Common Stock at December 31, 2000 ($0.06) did not exceed the exercise price of any such options.

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

  The Company's compensation policies are designed to provide a reasonably competitive level of compensation within the industry in order to attract, motivate, reward and retain experienced, qualified personnel with the talent necessary to achieve the Company's performance objectives. These objectives are to increase oil and gas reserves and to control costs, both objectives selected to increase shareholder value. These policies were implemented originally by the entire Board of Directors, and, following its establishment, were endorsed by the Compensation Committee. It is the intention of the Compensation Committee and the Board of Directors to balance compensation levels of the Company's executive officers, including the Chief Executive Officer, with shareholder interests. The incentive provided by stock options and bonuses, in particular, is intended to promote congruency of interests between the executive officers and the shareholders. Neither the Compensation Committee nor the Board of Directors, however, believes that it is appropriate to rely on a formulaic approach, such as profitability, revenue growth or return on equity, in determining executive officer compensation because of the nature of the Company's business. The Company's business objectives include debt restructuring and reorganization, overseeing a significant exploration and development effort in Colombia and the maintenance of oil and gas production levels and offshore operations in the United States. Success in one such area is not measurable by the same factors as those used in the other. Accordingly, the Compensation Committee and the Board of Directors rely primarily on their assessment of the success of the executive officers, including the Chief Executive Officer, in fulfilling the Company's performance objectives. The Board of Directors also considers the fact that the Company competes with other oil and gas companies for qualified executives and therefore it considers available information regarding compensation levels for executives of companies similar in size to the Company.

  Compensation for the Company's executive officers during 2000 was comprised of salary, stock bonus and matching employer contributions made pursuant to the Company's 401(k) Plan. The Company's 401(k) Plan is generally available to all employees after one year of service. The Company makes matching contributions of 100% of the amount deferred by the employee, up to 6% of an employee's annual salary.

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


              Comparison of 5 Year Cumulative Total Return of the
                   Company, Industry Index and Broad Market

                                        FISCAL YEAR ENDING
                          ----------------------------------------------
COMPANY/INDEX/MARKET        1995    1996    1997    1998    1999    2000

AVIVA PETROLEUM INC.      100.00   88.64   37.50    2.27    1.14    6.82
INDUSTRY INDEX            100.00  132.97  134.78  107.96  131.87  167.53
BROAD MARKET              100.00  105.52  126.97  125.25  156.15  154.23

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

     The following table sets forth certain information as to each person who, to the knowledge of the Company, is the beneficial owner of more than five percent of the outstanding Common Stock of the Company. Unless otherwise noted, the information is furnished as of February 28, 2001.

Name and Address of                      Amount and Nature of
Beneficial Owner or Group             Beneficial Ownership /(1)/    Percent of Class/(2)/
-------------------------             --------------------------    ---------------------
Wexford Management LLC/(3)/                    5,438,639                   11.60%
411 West Putnam Avenue
Greenwich, Connecticut 06830

Pecks Management Partners Ltd./(4)/            5,155,108                   10.99%
One Rockefeller Plaza
New York, New York 10020

Lehman Brothers Inc./(5)/                      2,966,876                    6.33%
3 World Financial Center
11/th/ Floor
New York, New York 10285

Yale University/(6)/                           2,551,886                    5.44%
230 Prospect Street
New Haven, Connecticut 06511

Ronald Suttill/(7)//(8)/                       2,429,939                    5.07%/(9)/
8235 Douglas Avenue, Suite 400
Dallas, Texas 75225

/(1)/ Except as set forth below, to the knowledge of the Company, each beneficial owner has sole voting and sole investment power.
/(2)/ Based on 46,900,132 shares of the Common Stock issued and outstanding on February 28, 2001.
/(3)/ Information regarding Wexford Management LLC ("Wexford Management") is based on a Schedule 13D dated November 12, 1998 filed by Wexford Management with the SEC. The shares are held by four investment funds. Wexford Management serves as investment advisor to three of the funds and as sub-investment advisor to the fourth fund which is organized as a corporation. Wexford Advisors, LLC ("Wexford Advisors") serves as the investment advisor to the corporate fund and as general partner to the remaining funds which are organized as limited partnerships. One of the limited partnerships, Wexford Special Situations 1996 L.P., holds more than 5% of Aviva Common Stock. Wexford Management shares voting and dispositive power with respect to these shares with each of the funds, with Wexford Advisors, and with Charles E. Davidson and Joseph M. Jacob, each of whom is a controlling person of Wexford Management and Wexford Advisors.
/(4)/ Based on the number of shares issued on October 28, 1998, in connection with the acquisition of Garnet Resources Corporation. The shares are held by three investment advisory clients of Pecks Management Partners Ltd. ("Pecks"). One such client, Delaware State Employees' Retirement Fund, holds more than 5% of Aviva's Common Stock. Pecks has sole investment and dispositive power with respect to these shares.
/(5)/ Information regarding Lehman Brothers Inc. is based on information received from Lehman Brothers Inc. on March 16, 1998.
/(6)/ Information regarding Yale University is based on a Schedule 13G dated March 11, 1994 filed by Yale University with the SEC.
/(7)/ Included are options for 250,000 shares exercisable on or within 60 days of February 28, 2001.
/(8)/ Includes the entire ownership of AMG Limited, a limited liability company of which Mr. Suttill is a member, as of February 28, 2001, of 935,550 shares of Common Stock.
/(9)/ Treated as outstanding for purposes of computing the percentage ownership of Mr. Suttill are 1,006,500 shares issuable upon exercise of vested stock options granted pursuant to the Company's stock option plans.

Security Ownership of Management

  The following table sets forth certain information as of February 28, 2001, concerning the Common Stock of the Company owned beneficially by each director, by the Named Executive Officer listed in the Summary Compensation Table above, and by directors and executive officers of the Company as a group:

Name and Address of                          Amount and Nature
Beneficial Owner                        of Beneficial Ownership/(1)/       Percent of Class/(2)/
----------------                        ----------------------------       ---------------------
Ronald Suttill                                 2,429,939/(3)(4)/                   5.07%
8235 Douglas Avenue, Suite 400
Dallas, TX 75225

Robert J. Cresci                                 220,000/(5)/                       *
Pecks Management Partners Ltd.
One Rockefeller Plaza
New York, NY 10020

All directors and executive officers
as a group (3 persons)                         3,842,691/(6)/                      8.02%

/(1)/ Except as noted below, each beneficial owner has sole voting power and sole investment power.
/(2)/ Based on 46,900,132 shares of Common Stock issued and outstanding on February 28, 2001. Treated as outstanding for purposes of computing the percentage ownership of each director, the Named Executive Officer and all directors and executive officers as a group are 1,006,500 shares issuable upon exercise of vested stock options granted pursuant to the Company's stock option plans.
/(3)/ Included are options for 250,000 shares exercisable on or within 60 days of February 28, 2001.
/(4)/ Includes the entire ownership of AMG Limited, a limited liability company of which Mr. Suttill is a member, as of February 28, 2001, of 935,550 shares of Common Stock.
/(5)/ Does not include shares owned by Pecks, of which Mr. Cresci is a managing director. For information with respect to such shares, see note (4) under "Security Ownership of Certain Beneficial Owners. "
/(6)/ Included are 935,550 shares beneficially owned through AMG Limited and options for 450,000 shares exercisable on or within 60 days of February 28, 2001.
*      Less than 1% of the outstanding Aviva Common Stock.

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

     (3)  Exhibits:

            *2.1         Agreement and Plan of Merger dated as of June 24, 1998,
                         by and among Aviva Petroleum Inc., Aviva Merger Inc.
                         and Garnet Resources Corporation (filed as exhibit 2.1
                         to the Registration Statement on Form S-4, File No.
                         333-58061, and incorporated herein by reference).
            *2.2         Debenture Purchase Agreement dated as of June 24, 1998,
                         between Aviva Petroleum Inc. and the Holders of the
                         Debentures named therein (filed as exhibit 2.2 to the
                         Registration Statement on Form S-4, file No. 333-58061,
                         and incorporated herein by reference).
            *2.3         Loan, Settlement and Acquisition Agreement dated
                         effective May 31, 2000, by and among Crosby Capital,
                         LLC, Aviva Petroleum Inc., Aviva America, Inc., Aviva
                         Operating Company, Aviva Overseas, Inc., Neo Energy,
                         Inc., Garnet Resources Corporation, Argosy Energy,
                         Inc., and Argosy Energy International (filed as exhibit
                         2.1 to the Company's Form 8-K dated June 8, 2000, File
                         No. 0-22258, and incorporated herein by reference).
           **2.4         Confirmed Plan of Reorganization of Aviva America, Inc.
            *3.1         Restated Articles of Incorporation of the Company dated
                         July 25, 1995 (filed as exhibit 3.1 to the Company's annual report on Form 10-K for the year ended December
                         31, 1995, File No. 0-22258, and incorporated herein by reference).
            *3.2         Amended and Restated Bylaws of the Company, as amended
                         as of January 23, 1995 (filed as exhibit 3.2 to the Company's annual report on Form 10-K for the year ended
                         December 31, 1994, File No. 0-22258, and incorporated herein by reference).
           *10.1         Risk Sharing Contract between Empresa Colombiana de
                         Petroleos ("Ecopetrol"), Argosy Energy International
                         ("Argosy") and Neo Energy, Inc. ("Neo") (filed as exhibit 10.1 to the Company's Registration Statement on Form10, File No. 0-22258, and incorporated herein by reference).
           *10.2         Contract for Exploration and Exploitation of Sector
                         Number 1 of the Aporte Putumayo Area ("Putumayo") between Ecopetrol and Cayman Corporation of Colombia dated July 24, 1972 (filed as exhibit 10.2 to the Company's Registration Statement on Form10, File No. 0-
                         22258, and incorporated herein by reference).
           *10.3         Operating Agreement for Putumayo between Argosy and Neo
                         dated September 16, 1987 and amended on January 4, 1989 and February 23, 1990 (filed as exhibit 10.3 to the Company's Registration Statement on Form10, File No. 0-
                         22258, and incorporated herein by reference).
           *10.4         Operating Agreement for the Santana Area ("Santana")
                         between Argosy and Neo dated September 16, 1987 and amended on January 4, 1989, February 23, 1990 and
                         September 28, 1992 (filed as exhibit 10.4 to the
                         Company's Registration Statement on Form10, File No. 0-
                         22258, and incorporated herein by reference).
           *10.5         Santana Block A Relinquishment dated March 6, 1990
                         between Ecopetrol, Argosy and Neo (filed as exhibit
                         10.8 to the Company's Registration Statement on Form10,
                         File No. 0-22258, and incorporated herein by reference).
           *10.6         Employee Stock Option Plan of the Company (filed as
                         exhibit 10.13 to the Company's Registration Statement on Form10, File No. 0-22258, and incorporated herein by reference).
           *10.7         Santana Block B 50% relinquishment dated September 13,
                         1993 between Ecopetrol, Argosy and Neo (filed as exhibit 10.26 to the Company's annual report on Form
                         10-K for the year ended December 31, 1993, File No. 0-
                         22258, and incorporated herein by reference).

            *10.8 Aviva Petroleum Inc. 401(k) Retirement Plan effective March 1, 1992 (filed as exhibit 10.29 to the Company's annual report on Form 10-K for the year ended December 31, 1993, File No. 0-22258, and incorporated herein by reference).
            *10.9 Relinquishment of Putumayo dated December 1, 1993 (filed as exhibit 10.30 to the Company's annual report on Form 10-K for the year ended December 31, 1993, File No. 0-22258, and incorporated herein by reference).
            *10.10 Deposit Agreement dated September 15, 1994 between the Company and Chemical Shareholder Services Group, Inc. (filed as exhibit 10.29 to the Company's Registration Statement on Form S-1, File No. 33-82072, and incorporated herein by reference).
            *10.11 Letter from Ecopetrol dated December 28, 1994, accepting relinquishment of Putumayo (filed as exhibit
                         10.38 to the Company's annual report on Form 10-K for the year ended December 31, 1994, File No. 0-22258, and incorporated herein by reference).
            *10.12 Amendment to the Incentive and Nonstatutory Stock Option Plan of the Company (filed as exhibit 10.4 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1995, File No. 0-22258, and incorporated herein by reference).
            *10.13 Santana Block B 25% relinquishment dated October 2, 1995 (filed as exhibit 10.51 to the Company's annual report on Form 10-K for the year ended December 31, 1995, File No. 0-22258, and incorporated herein by reference).
            *10.14 Aviva Petroleum Inc. 1995 Stock Option Plan, as amended (filed as Appendix A to the Company's definitive Proxy Statement for the Annual Meeting of Shareholders dated June 10, 1997, and incorporated herein by reference).
            *10.15 Restated Credit Agreement dated as of October 28, 1998, between Neo Energy, Inc., Aviva Petroleum Inc. and ING (U.S.) Capital Corporation (filed as exhibit 99.1 to the Company's Form 8-K dated October 28, 1998, File No. 0-22258, and incorporated herein by reference).
            *10.16 Joint Finance and Intercreditor Agreement dated as of October 28, 1998, between Neo Energy, Inc., Aviva Petroleum Inc., ING (U.S.) Capital Corporation, Aviva America, Inc., Aviva Operating Company, Aviva Delaware Inc., Garnet Resources Corporation, Argosy Energy Incorporated, Argosy Energy International, Garnet PNG Corporation, the Overseas Private Investment Corporation, Chase Bank of Texas, N.A. and ING (U.S.) Capital Corporation as collateral agent for the creditors (filed as exhibit 99.2 to the Company's Form 8-K dated October 28, 1998, File No. 0-22258, and incorporated herein by reference).
            *10.17 Amended and Restated Aviva Petroleum Inc. Severance Benefit Plan dated December 31, 1999 (filed as exhibit
                         10.18 to the Company's annual report on Form 10-K for the year ended December 31, 1999, File No. 0-22258, and incorporated herein by reference).
            *10.18 Santana Crude Sale and Purchase Agreement dated January 3, 2000 (filed as exhibit 10.19 to the Company's annual report on Form 10-K for the year ended December 31, 1999, File No. 0-22258, and incorporated herein by reference).
            *10.19 Employment Agreement between the Company and Ronald Suttill dated February 1, 2000 (filed as exhibit 10.20 to the Company's annual report on Form 10-K for the year ended December 31, 1999, File No. 0-22258, and incorporated herein by reference).
            *10.20 Employment Agreement between the Company and James L. Busby dated February 1, 2000 (filed as exhibit 10.21 to the Company's annual report on Form 10-K for the year ended December 31, 1999, File No. 0-22258, and incorporated herein by reference).
            *10.21 Service Agreement between Argosy Energy International and Aviva Overseas, Inc. dated as of June 1, 2000 (filed as exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2000, File No. 0-22258, and incorporated herein by reference).
            *10.22 Letter Agreement dated June 8, 2000 between Crosby Capital, LLC and Aviva America, Inc. (filed as exhibit
                         10.2 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2000, File No. 0-22258, and incorporated herein by reference).
            *10.23 Guaranty dated May 31, 2000 made by Aviva Overseas, Inc. in favor of Crosby Capital, LLC (filed as exhibit
                         10.3 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2000, File No. 0-22258, and incorporated herein by reference).
            *10.24 Assignment and Assumption Agreement dated June 1, 2000, between Crosby Capital, LLC and Neo Energy, Inc. (filed as exhibit 10.4 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2000, File No. 0-22258, and incorporated herein by reference).

            *10.25       Assignment and Assumption Agreement dated June 1, 2000
                         between Crosby Acquisition LLC and Argosy Energy, Inc.
                         (filed as exhibit 10.5 to the Company's quarterly
                         report on Form 10-Q for the quarter ended June 30,
                         2000, File No. 0-22258, and incorporated herein by
                         reference).
            *10.26       Assignment and Assumption Agreement dated June 1, 2000
                         between Crosby Capital, LLC and Garnet Resources Corp.
                         (filed as exhibit 10.6 to the Company's quarterly
                         report on Form 10-Q for the quarter ended June 30,
                         2000, File No. 0-22258, and incorporated herein by
                         reference).
            *10.27       Assignment and Assumption Agreement dated June 1, 2000
                         between Crosby Capital, LLC and Aviva Overseas, Inc.
                         (filed as exhibit 10.7 to the Company's quarterly
                         report on Form 10-Q for the quarter ended June 30,
                         2000, File No. 0-22258, and incorporated herein by
                         reference).
            *10.28       Assignment and Assumption Agreement dated June 1, 2000
                         between Argosy Energy, Incorporated and Crosby
                         Acquisition, LLC (filed as exhibit 10.8 to the
                         Company's quarterly report on Form 10-Q for the quarter
                         ended June 30, 2000, File No. 0-22258, and incorporated
                         herein by reference).
            *10.29       Assignment and Assumption Agreement dated June 1, 2000
                         between Crosby Capital, LLC and Aviva Overseas, Inc.
                         (filed as exhibit 10.9 to the Company's quarterly
                         report on Form 10-Q for the quarter ended June 30,
                         2000, File No. 0-22258, and incorporated herein by
                         reference).
            *10.30       Pledge Agreement dated May 31, 2000 executed by Aviva
                         Overseas, Inc. (Debtor) in favor of Crosby Capital, LLC
                         (Secured Party) (filed as exhibit 10.10 to the
                         Company's quarterly report on Form 10-Q for the quarter
                         ended June 30, 2000, File No. 0-22258, and incorporated
                         herein by reference).
            *10.31       Third Amendment to Second Amended and Restated Limited
                         Partnership Agreement of Argosy Energy International
                         dated May 31, 2000 (filed as exhibit 10.11 to the
                         Company's quarterly report on Form 10-Q for the quarter
                         ended June 30, 2000, File No. 0-22258, and incorporated
                         herein by reference).
            *10.32       Fourth Amendment to Second Amended and Restated Limited
                         Partnership Agreement of Argosy Energy International
                         dated June 1, 2000 (filed as exhibit 10.12 to the
                         Company's quarterly report on Form 10-Q for the quarter
                         ended June 30, 2000, File No. 0-22258, and incorporated
                         herein by reference).
            *10.33       Assignment of Stock Warrant Rights dated May 31, 2000
                         executed by Crosby Capital, LLC in favor of Aviva
                         Petroleum Inc. (filed as exhibit 10.13 to the Company's
                         quarterly report on Form 10-Q for the quarter ended
                         June 30, 2000, File No. 0-22258, and incorporated
                         herein by reference).
           **10.34       Assignment of Neo Debt and Collateral, dated December
                         21, 2000 from Crosby Capital, LLC to Aviva Operating
                         Company.
           **10.35       Conveyance of Net Profits Interest, dated December 21,
                         2000 from Aviva America, Inc. to Crosby Capital, LLC.
           **21.1        List of subsidiaries of Aviva Petroleum Inc.

           __________________________
           *             Previously Filed
           **            Filed Herewith

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

                                      AVIVA PETROLEUM INC.


                                      By:  /s/ Ronald Suttill
                                           -------------------------------------
                                           Ronald Suttill
                                           Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                     Title                             Date
/s/ Ronald Suttill            President, Chief Executive Officer           March 27, 2001
-----------------------                                                    --------------
Ronald Suttill                and Director (principal executive officer)


/s/ James L. Busby            Secretary, Treasurer and                     March 27, 2001
-----------------------                                                    --------------
James L. Busby                Chief Financial Officer (principal
                              financial and accounting officer)


/s/ Robert J. Cresci          Director                                     March 27, 2001
-----------------------                                                    --------------
Robert J. Cresci

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


                                                                           Page
                                                                           ----

Independent Auditors' Report............................................     31

Consolidated Balance Sheet as of December 31, 2000 and 1999.............     32

Consolidated Statement of Operations for the years
   ended December 31, 2000, 1999 and 1998...............................     33

Consolidated Statement of Cash Flows for the years
   ended December 31, 2000, 1999 and 1998...............................     34

Consolidated Statement of Stockholders' Equity (Deficit) for the years
   ended December 31, 2000, 1999 and 1998...............................     35

Notes to Consolidated Financial Statements..............................     36

Supplementary Information Related to Oil and Gas Producing
   Activities (Unaudited)...............................................     47

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

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aviva Petroleum Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

                                                  /s/ KPMG LLP

Dallas, Texas
March 9, 2001

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
                          Consolidated Balance Sheet
                          December 31, 2000 and 1999
                    (in thousands, except number of shares)

                                                                 2000       1999
                                                               --------   --------
ASSETS

Current assets:
 Cash and cash equivalents                                     $    820   $    846
 Restricted cash                                                      -          4
 Accounts receivable (note 9):
   Oil and gas revenue                                              132        716
   Trade                                                             65        633
   Other                                                             40        301
 Inventories                                                        161        724
 Prepaid expenses and other                                         187        236
                                                               --------   --------

   Total current assets                                           1,405      3,460
                                                               --------   --------
Property and equipment, at cost (note 5):
 Oil and gas properties and equipment (full cost method)         16,414     68,462
 Other                                                              333        584
                                                               --------   --------
                                                                 16,747     69,046
 Less accumulated depreciation, depletion
   and amortization                                             (15,791)   (65,081)
                                                               --------   --------
                                                                    956      3,965
Other assets (note 4)                                               950      1,561
                                                               --------   --------

                                                               $  3,311   $  8,986
                                                               ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
 Current portion of long term debt (note 5)                    $      -   $ 14,495
 Accounts payable                                                   945      3,081
 Accrued liabilities                                                115      1,024
                                                               --------   --------
   Total current liabilities                                      1,060     18,600
                                                               --------   --------

Gas balancing obligations and other                                 375      1,869

Stockholders' equity (deficit) (notes 2, 5 and 7):
 Common stock, no par value, authorized 348,500,000 shares;
   issued 46,900,132 shares                                       2,345      2,345
 Additional paid-in capital                                      37,710     34,855
 Accumulated deficit*                                           (38,179)   (48,683)
                                                               --------   --------

   Total stockholders' equity (deficit)                           1,876    (11,483)

Commitments and contingencies (note 10)
                                                               --------   --------

                                                               $  3,311   $  8,986
                                                               ========   ========

*Accumulated deficit of $70,057 was eliminated at December 31, 1992 in connection with a quasi-reorganization. See note 7.

See accompanying notes to consolidated financial statements.

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
                     Consolidated Statement of Operations
                 Years Ended December 31, 2000, 1999 and 1998
                     (in thousands, except per share data)

                                                                   2000      1999       1998
                                                                 -------   -------   --------
Revenue:
 Oil and gas sales (note 9)                                      $ 5,796   $ 6,797   $  3,332
 Service fees (note 2)                                               387         -          -
                                                                 -------   -------   --------
   Total revenue                                                   6,183     6,797      3,332
                                                                 -------   -------   --------

Expense:
 Production                                                        2,407     3,575      3,525
 Depreciation, depletion and amortization                            515     1,000      3,152
 Write-down of oil and gas properties (note 1)                         -         -     12,343
 General and administrative                                        1,157     1,245      1,074
 Provision for (recovery of) losses on accounts
   receivable                                                       (256)     (101)       420
 Severance                                                             -        62          -
                                                                 -------   -------   --------

   Total expense                                                   3,823     5,781     20,514
                                                                 -------   -------   --------
Other income (expense):
 Gain on transfer of partnership interests (note 2)                3,452         -          -
 Interest and other income (expense), net (note 6)                   207       259      1,045
 Interest expense                                                   (805)   (1,396)      (748)
                                                                 -------   -------   --------

   Total other income (expense)                                    2,854    (1,137)       297
                                                                 -------   -------   --------
   Earnings (loss) before income taxes and
     extraordinary item                                            5,214      (121)   (16,885)

Income (taxes) benefits (note 8)                                    (253)     (282)         4
                                                                 -------   -------   --------

   Earnings (loss) before extraordinary item                       4,961      (403)   (16,881)

Extraordinary item - debt extinguishment, net of income
 taxes of $2,855 (notes 2 and 11)                                  5,543         -       (197)
                                                                 -------   -------   --------

   Net earnings (loss)                                           $10,504   $  (403)  $(17,078)
                                                                 =======   =======   ========
Weighted average common shares outstanding -
 basic and diluted                                                46,900    46,813     34,279
                                                                 =======   =======   ========
Basic and diluted net earnings (loss) per common share:
 Before extraordinary item                                       $  0.10   $ (0.01)  $  (0.49)
 Extraordinary item                                                 0.12         -      (0.01)
                                                                 -------   -------   --------
 Net earnings (loss)                                             $  0.22   $ (0.01)  $  (0.50)
                                                                 =======   =======   ========

See accompanying notes to consolidated financial statements.

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
                     Consolidated Statement of Cash Flows
                 Years Ended December 31, 2000, 1999 and 1998
                                (in thousands)

                                                               2000      1999       1998
                                                             -------   -------   --------
Net earnings (loss)                                          $10,504   $  (403)  $(17,078)
Adjustments to reconcile net earnings (loss) to
   net cash provided by (used in) operating activities:
  Depreciation, depletion and amortization                       515     1,000      3,152
  Write-down of oil and gas properties                             -         -     12,343
  Provision for (recovery of) losses on accounts
    receivable                                                  (256)     (101)       420
  Gain on transfer of partnership interests                   (3,452)        -          -
  Gain on debt extinguishment                                 (5,543)        -          -
  Loss (gain) on sale of assets, net                               4       (11)         -
  Foreign currency exchange gain, net                            (44)     (193)        (1)
  Other                                                         (357)      247       (275)
  Changes in assets and liabilities, net of effects
    of transfer of partnership interests:
     Escrow account                                                4       413       (417)
     Accounts receivable                                         204       120        825
     Inventories                                                  10       112        195
     Prepaid expenses and other                                   27        38       (196)
     Accounts payable and accrued liabilities                    106    (1,703)       983
                                                             -------   -------   --------
       Net cash provided by (used in) operating
        activities                                             1,722      (481)       (49)
                                                             -------   -------   --------
Cash flows from investing activities:
  Costs of and cash balances surrendered in
    connection with the transfer of partnership
    interests to Crosby                                       (1,414)        -          -
  Property and equipment expenditures                           (382)     (285)    (1,405)
  Proceeds from sale of assets                                     -        37          -
  Other                                                            -         -      1,421
                                                             -------   -------   --------
       Net cash provided by (used in) investing
        activities                                            (1,796)     (248)        16
                                                             -------   -------   --------
Cash flows from financing activities:
  Proceeds from long term debt                                     -         -      1,560
  Principal payments on long term debt                             -      (300)      (400)
  Other                                                            -         -        (97)
                                                             -------   -------   --------
       Net cash provided by (used in) financing
        activities                                                 -      (300)     1,063
                                                             -------   -------   --------
Effect of exchange rate changes on cash and
   cash equivalents                                               48       163         (8)
                                                             -------   -------   --------

Net increase (decrease) in cash and cash equivalents             (26)     (866)     1,022
Cash and cash equivalents at beginning of year                   846     1,712        690
                                                             -------   -------   --------

Cash and cash equivalents at end of year                     $   820   $   846   $  1,712
                                                             =======   =======   ========

See accompanying notes to consolidated financial statements.

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
           Consolidated Statement of Stockholders' Equity (Deficit)
                 Years Ended December 31, 2000, 1999 and 1998
                    (in thousands, except number of shares)

                                       Common Stock         Additional                    Total
                                   ---------------------
                                   Number of                  Paid-in    Accumulated    Stockholders'
                                     Shares       Amount      Capital      Deficit     Equity (Deficit)
                                   ----------    -------    ----------   -----------   ----------------
Balances at
 December 31, 1997                 31,482,716    $ 1,574     $ 33,376     $ (31,202)       $   3,748

Issuance of common stock
 pursuant to amendments
 of credit agreement
 (note 5)                           1,200,000         60           49             -              109

Issuance of common stock
 pursuant to the acquisition of
 Garnet Resources Corporation
 (note 3)                          14,017,416        701        1,437             -            2,138

Net loss                                    -          -            -       (17,078)         (17,078)
                                   ----------    -------     --------     ---------        ---------
Balances at
 December 31, 1998                 46,700,132      2,335       34,862       (48,280)         (11,083)

Issuance of common stock
 pursuant to investment
 banking agreement                    200,000         10           (7)            -                3

Net loss                                    -          -            -          (403)            (403)
                                   ----------    -------     --------     ---------        ---------
Balances at
 December 31, 1999                 46,900,132      2,345       34,855       (48,683)         (11,483)

Tax benefits relating to
 January 1, 1993 valuation
 allowance (note 8)                         -          -        2,855             -            2,855
Net earnings                                -          -            -        10,504           10,504
                                   ----------    -------     --------     ---------        ---------
Balances at
 December 31, 2000                 46,900,132    $ 2,345     $ 37,710     $ (38,179)       $   1,876
                                   ==========    =======     ========     =========        =========

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

     Oil and gas are the Company's only products, and there is substantial uncertainty as to the prices that the Company may receive for its production. A decrease in these prices would affect operating results adversely.

     Principles of Consolidation

     The consolidated financial statements include the accounts of Aviva Petroleum Inc. and its subsidiaries. The Company proportionately consolidates less than 100% owned oil and gas partnerships in accordance with industry practice. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Inventories

     Inventories consist primarily of tubular goods, oilfield equipment and spares and are stated at the lower of average cost or market.

     Property and Equipment

     Under the full cost method of accounting for oil and gas properties, all productive and nonproductive property acquisition, exploration and development costs are capitalized in separate cost centers for each country. Such capitalized costs include lease acquisition costs, delay rentals, geophysical, geological and other costs, drilling, completion and other related costs and direct general and administrative expenses associated with property acquisition, exploration and development activities. Capitalized general and administrative costs include internal costs such as salaries and related benefits paid to employees to the extent that they are directly engaged in such activities, as well as all other directly identifiable general and administrative costs associated with such activities, including rent, utilities and insurance and do not include any costs related to production, general corporate overhead, or similar activities. Capitalized internal general and administrative costs were $57,000 in 2000, $46,000 in 1999 and $60,000 in 1998.

     Evaluated capitalized costs of oil and gas properties and the estimated future development, site restoration, dismantlement and abandonment costs are amortized by cost center, using the units-of-production method. Total net future site restoration, dismantlement and abandonment costs are estimated to be $745,000.

     Depreciation, depletion and amortization expense per equivalent barrel of production was as follows:

                                      2000       1999        1998
                                     ------     ------      ------
                    United States    $ 2.62     $ 1.10      $27.00
                    Colombia         $ 2.29     $ 2.40      $ 5.98

       In accordance with the full cost method of accounting, the net capitalized costs of oil and gas properties less related deferred income taxes for each cost center are limited to the sum of the estimated future net revenues from the properties at current prices less estimated future expenditures, discounted at 10%, and unevaluated costs not being amortized, less income tax effects related to differences between the financial and tax bases of the properties, computed on a quarterly basis. The Company recorded write-downs of $10,556,000 and $1,787,000 to the carrying amounts of its Colombian and U.S. oil and gas properties, respectively, as a result of ceiling limitations on capitalized costs during 1998. No such write-downs were required during 1999 or 2000.

       Depletion expense and limits on capitalized costs are based on estimates of oil and gas reserves which are inherently imprecise and assume current prices for future net revenues. Accordingly, it is reasonably possible that the estimates of reserves quantities and future net revenues could differ materially in the near term from

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (Continued)

     amounts currently estimated. Moreover, a future decrease in the prices the Company receives for its oil and gas production or downward reserve adjustments could, for the Colombian cost center, result in a ceiling test write-down that is significant to the Company's operating results.

     Gains and losses on sales of oil and gas properties are not recognized in income unless the sale involves a significant portion of the reserves associated with a particular cost center. Capitalized costs associated with unevaluated properties are excluded from amortization until it is determined whether proved reserves can be assigned to such properties or until the value of the properties is impaired. Unevaluated costs of $272,000 and $553,000 were excluded from amortization at December 31, 2000 and 1999, respectively. Unevaluated properties are assessed quarterly to determine whether any impairment has occurred. The unevaluated costs at December 31, 2000 represent exploration costs and were incurred primarily during the five-year period ended December 31, 2000. Such costs are expected to be evaluated and included in the amortization computation within the next three years.

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

     Interest Expense

     The Company capitalizes interest costs on qualifying assets, principally unevaluated oil and gas properties. During 2000, 1999 and 1998, the Company capitalized $43,000, $59,000 and $29,000 of interest, respectively.

     Earnings Per Common Share

     Basic earnings per share ("EPS") is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For the years presented herein, basic and diluted EPS are the same since the effects of potential common shares (notes 5 and 7) are antidilutive. For fiscal year 2000, options for 1,024,000 common shares were not included in the computation of diluted earnings per share because their exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

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

     Statement of Cash Flows

     The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. The Company paid interest, net of amounts capitalized, of $(37,000) in 2000, $547,000 in 1999 and $860,000 in 1998 and paid income taxes of $267,000 in 2000, $201,000 in 1999 and $117,000 in 1998.

     Fair Value of Financial Instruments

     The reported values of cash, cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities.

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (Continued)


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

(2)  Debt Restructuring and Transfer of Partnership Interests

     On June 8, 2000, the Company entered into agreements with the Company's senior secured lender, Crosby Capital, LLC ("Crosby"), in order to restructure the Company's senior debt which, including unpaid interest,
     aggregated $16,103,064 as of May 31, 2000.    Crosby acquired the debt from
     ING Capital and OPIC on May 1, 2000 (see note 5). Pursuant to the agreements, Crosby canceled $13,353,064 of such debt and transferred to the Company warrants for 1,500,000 shares of the Company's common stock in exchange for the general partner rights and an initial 77.5% partnership interest in Argosy Energy International ("Argosy"), a Utah limited partnership, which holds the Company's Colombian properties. Following the transaction, Aviva Overseas Inc. ("Aviva Overseas"), a wholly owned subsidiary of the Company, owns a 22.1196% limited partnership interest in Argosy. An additional 7.5% limited partnership interest will be transferred from Crosby to Aviva Overseas when Crosby has received in distributions from Argosy an amount equal to $3,500,000 plus interest at the prime rate plus 1% on the outstanding balance thereof. As of December 31, 2000, Crosby had received approximately $2.2 million in distributions from Argosy.

     The Company's remaining debt of $2,750,000 was reacquired from Crosby on December 21, 2000, in exchange for a 15% net profits interest in any new production at Breton Sound Block 31 field. This transaction substantially completed the restructuring of the Company and the reorganization of the Company's wholly owned subsidiary Aviva America, Inc. ("AAI") (see note
     11).

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

     The Company recognized a gain of $3,452,000 on the transfer of the partnership interests to Crosby, representing the excess of the fair value over the book value of the interests transferred. The Company recognized an extraordinary gain of $4,888,000 on the extinguishment of the debt due to Crosby, net of income taxes of $2,517,000.

     In connection with the above-referenced transaction, 1,000,000 shares of the Company's common stock which were held by Crosby prior to the transaction, were transferred to members of management and the Board of Directors of the Company, effective June 8, 2000. As of such date, the aggregate market value of the common

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (Continued)


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

(3)  Garnet Merger

     On October 28, 1998, the Company completed the merger of Garnet Resources Corporation ("Garnet") with one of the Company's subsidiaries. As a result of the merger, the Company owned over 99% of the Colombian joint operations. Additionally, the Company now holds a 2% carried working interest in an oil and gas Petroleum Prospecting License in Papua New Guinea.

     The merger arrangements included Aviva refinancing Garnet's 99.24% owned subsidiary's net outstanding debt to Chase Bank of Texas, N.A. ("Chase") which was guaranteed by the U.S. Overseas Private Investment Corporation ("OPIC"), issuing approximately 1.1 million and 12.9 million new Aviva common shares to Garnet shareholders and Garnet debenture holders, respectively, and canceling Garnet's $15 million of 9.5% subordinated debentures due December 21, 1998.

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
                                                            =======

(4)  Other Assets

     A summary of other assets follows:

                                                           December 31
                                                         ---------------
                                                           (thousands)
                                                          2000     1999
                                                         ------   ------
     Abandonment funds for U.S. offshore properties      $  948   $1,502
     Deferred financing charges                               -       55
     Other                                                    2        4
                                                         ------   ------

                                                         $  950   $1,561
                                                         ======   ======

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

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (Continued)


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

     On May 1, 2000, ING Capital and OPIC sold their entire interests in the Bank Credit Facilities to Crosby Capital, LLC. As more fully described in note 2, this debt was restructured on June 8, 2000, and reacquired from Crosby on December 21, 2000.

     During 1998, following the Garnet merger, Aviva issued to ING Capital 800,000 shares of Aviva common stock and warrants to purchase 1,500,000 shares of Aviva common stock at an exercise price of $0.50 per share in payment of financial advisory fees. The 800,000 shares were valued at their quoted market value on October 28, 1998, the date on which the Bank Credit Facilities were consummated. The warrants were valued using the Black-Scholes option-pricing model. Both amounts are included in debt extinguishment costs in the 1998 consolidated statement of operations.

(6)  Interest and Other Income (Expense)

     A summary of interest and other income (expense) follows:

                                                          (thousands)
                                                     2000     1999     1998
                                                    ------   ------   ------
          Gain on settlement of litigation          $    -   $    -   $  720
          Interest income                               97       94       70
          Foreign currency exchange gain (loss)         44      193        1
          Gain (loss) on sale of assets, net            (4)      11        -
          Other, net                                    70      (39)     254
                                                    ------   ------   ------
                                                    $  207   $  259   $1,045
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

     Stock Option Plans

     At December 31, 2000, the Company has two stock option plans, which are described below. The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock option plans been determined consistent with FASB Statement No. 123, the Company's net earnings (loss) and earnings (loss) per share would have been changed to the pro forma amounts indicated below (in thousands, except per share data):

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (Continued)


                                                      2000    1999      1998
                                                      ----    ----      ----

        Net earnings (loss)          As reported    $10,504  $ (403)  $(17,078)

                                     Pro forma      $10,496  $ (413)  $(17,095)

        Earnings (loss) per share    As reported    $  0.22  $(0.01)  $  (0.50)

                                     Pro forma      $  0.22  $(0.01)  $  (0.50)

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

     As a result of the adoption of the Current Plan, during 1995 the Company's former Incentive and Non-Statutory Stock Option Plan was terminated as to the grant of new options, but options then outstanding for 250,000 shares of the Company's common stock remain in effect as of December 31, 2000.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                              2000      1999      1998
                                             ------    ------    ------
               Expected life (years)          10.0      10.0      10.0
               Risk-free interest rate        6.03%      5.8%      4.8%
               Volatility                    124.0%     87.0%     77.0%
               Dividend yield                  0.0%      0.0%      0.0%

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (Continued)

     A summary of the status of the Company's two fixed stock option plans as of December 31, 2000, 1999 and 1998, and changes during the years ended on those dates is presented below:

                                           2000                       1999                            1998
                                     --------------------    -------------------------         -----------------------
                                                Weighted-                    Weighted-                       Weighted-
                                                 Average                      Average                          Average
                                       Shares    Exercise     Shares         Exercise           Shares       Exercise
     Fixed Options                      (000)     Price        (000)           Price             (000)         Price
     -------------                   -------    ---------    ---------       ---------         --------      --------
     Outstanding at
        beginning of year              1,072      $ .51          1,148         $ .53               550       $   1.53
     Granted                               5        .08              5           .01               675            .06
     Forfeited                           (53)       .17            (81)          .74               (77)          3.60
                                     -------                 ---------                          ------
     Outstanding at
       end of year                     1,024        .51          1,072           .51             1,148            .53
                                     =======                 =========                          ======
     Options exercisable
       at year-end                     1,007                       825                             655
     Weighted-average fair
       value of options
       granted during
       the year                      $.   07                 $     .01                          $  .05

     The following table summarizes information about fixed stock options outstanding at December 31, 2000:

                                    Options Outstanding                                  Options Exercisable
                         ----------------------------------------------------     ---------------------------------
           Range              Number        Weighted-Avg.                             Number
            of            Outstanding        Remaining        Weighted-Avg.        Exercisable       Weighted-Avg.
      Exercise Prices      at 12/31/00    Contractual Life    Exercise Price       at 12/31/00       Exercise Price
      ---------------     -------------   ----------------    --------------      -------------      --------------
    $  .01   to    .17        619,000         7.85 years          $  .06              601,500             $ .06
       .51   to    .98        155,000         4.38                   .81              155,000               .81
      1.08   to   2.51        250,000         2.24                  1.42              250,000              1.42
    ------------------     ----------                                             -------------
    $  .01   to   2.51      1,024,000         5.96                   .51            1,006,500               .52
    ==================     ==========                                             =============

(8)  Income Taxes

     Income tax expense includes current Colombian income taxes (benefit) of $241,000 in 2000, $282,000 in 1999, $(4,000) in 1998. Income tax expense also includes state income taxes of $12,000 in 2000 and $-0- in 1999 and 1998.

     Income tax expense for the year ended December 31, 2000, differed from the amount computed by applying the statutory U.S. federal income tax rate (34%) to income before income taxes as a result of the following (in thousands):

         Computed expected tax expense                           $  1,773
         Decrease in valuation allowance                          (17,856)
         Expiration of net operating loss carryforwards            15,467
         Foreign income taxes and other                               869
                                                                 --------
                                                                 $    253
                                                                 ========

     During the years ended December 31, 1999 and 1998, the Company's effective tax rate differs from the U.S. statutory rate principally due to losses without tax benefit.

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (Continued)

     The Company has deferred tax assets of $23,621,000 and $44,332,000 at December 31, 2000 and 1999, respectively, consisting principally of net operating loss carryforwards. The valuation allowance for deferred tax assets at January 1, 1998 was $42,053,000. The net change in the valuation allowance was a $20,711,000 decrease in 2000, a $1,696,000 decrease in 1999, and a $3,975,000 increase in 1998. Subsequently recognized tax benefits relating to the valuation allowance of $9,327,000 for deferred tax assets at January 1, 1993 will be credited to additional paid in capital. Such benefits were $2,855,000 during the year ended December 31, 2000.

     At December 31, 2000, the Company and its subsidiaries have aggregate net operating loss carryforwards for U.S. federal income tax purposes of approximately $63,000,000, expiring from 2001 through 2020, which are available to offset future federal taxable income. The utilization of a portion of these net operating losses is subject to an annual limitation of approximately $2,400,000 and a portion may only be utilized by certain subsidiaries of the Company.

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

     Ecopetrol has an option to purchase all of the Company's production in Colombia. For the years ended December 31, 2000, 1999 and 1998, Ecopetrol exercised that option and sales to Ecopetrol accounted for $4,267,000 (73.6%), $5,683,000 (83.6%) and $2,632,000 (79.0%), respectively, of the
     Company's aggregate oil and gas sales.

     For the years ended December 31, 2000 and 1998, sales to one U.S. purchaser accounted for $968,000 (16.7%) and $479,000 (14.4%), respectively, of oil and gas sales. During 1999, the Company did not receive more than 10% of its revenue from any one domestic purchaser.

(10) Commitments and Contingencies

     The Company is engaged in ongoing operations on the Santana contract in Colombia. The contract obligations have been met; however, the Company plans to recomplete certain existing wells and engage in various other projects. The Company's current share of the estimated future costs of these activities is approximately $0.3 million at December 31, 2000. Any substantial increase in the amount of the above referenced expenditures could adversely affect the Company's ability to meet these obligations.

     The Company expects to fund these activities using cash provided from operations. Risks that could adversely affect funding of such activities include, among others, delays in obtaining any required environmental permits, cost overruns, failure to produce the reserves as projected or a decline in the sales price of oil. Depending on the results of future exploration and development activities, substantial expenditures which have not been included in the Company's cash flow projections may be required. Failure to fund certain expenditures could result in a decrease in the Company's ownership interest in Argosy.

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

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (Continued)

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

     The Company has one lease for office space in Dallas, Texas, which expires in January 2002. Rent expense relating to the lease was $88,000, $94,000 and $90,000 for 2000, 1999 and 1998, respectively. Future minimum payments under the lease are: 2001 - $102,000 and 2002 - $9,000.

(11) Subsidiary's Reorganization under Chapter 11

     On July 21, 2000, AAI, a wholly-owned subsidiary of the Company, filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy code. AAI is a Delaware corporation which holds the Company's interests in oil and gas properties located offshore Louisiana. The filing, in the Northern District of Texas, was initiated in order to achieve a comprehensive restructuring of AAI's debts.

     Following approval by the court and creditors, the voluntary petition for reorganization became effective on November 17, 2000. In connection with the reorganization, the Company recognized an extraordinary gain of $655,000 on the extinguishment of certain AAI debts, net of income taxes of $338,000.

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (Continued)

(12) Geographic Area Information

     The Company is engaged in the business of exploring for, developing and producing oil and gas in the United States and Colombia. Information about the Company's operations in different geographic areas as of and for the years ended December 31, 2000, 1999 and 1998 follows:

     (Thousands)
                                                    United
                                                    States   Colombia     Total
                                                   -------   --------    -------
     2000
     ----
     Revenue:
      Oil and gas sales                             $1,528    $ 4,268   $ 5,796
      Service fees                                     387          -       387
                                                   -------    -------   -------
                                                     1,915      4,268     6,183
                                                   -------    -------   -------

     Expense:
      Production                                     1,099      1,308     2,407
      Depreciation, depletion and
       amortization                                    131        384       515
      General and administrative                     1,077         80     1,157
      Recovery of losses on accounts receivable       (256)         -      (256)
                                                   -------    -------   -------
                                                     2,051      1,772     3,823
                                                   -------    -------   -------

     Gain on transfer of partnership
      interests                                          -      3,452     3,452
     Interest and other income
      (expense), net                                    39        168       207
     Interest expense                                 (183)      (622)     (805)
                                                   -------    -------   -------


     Earnings (loss) before income taxes and
      extraordinary item                              (280)     5,494     5,214
     Income taxes                                      (12)      (241)     (253)
                                                   -------    -------   -------

     Earnings (loss) before extraordinary item        (292)     5,253     4,961
     Extraordinary item - debt
      extinguishment                                   655      4,888     5,543
                                                   -------    -------   -------
     Net earnings                                   $  363    $10,141   $10,504
                                                   =======    =======   =======

     Total assets                                   $1,662    $ 1,649   $ 3,311
                                                   =======    =======   =======

     1999
     ----
     Oil and gas sales                              $1,114    $ 5,683   $ 6,797
                                                   -------    -------   -------

     Expense:
      Production                                     1,173      2,402     3,575
      Depreciation, depletion and amortization          59        941     1,000
      General and administrative                     1,148         97     1,245
      Recovery of losses on accounts receivable       (101)         -      (101)
      Severance                                          -         62        62
                                                   -------    -------   -------
                                                     2,279      3,502     5,781
                                                   -------    -------   -------

     Interest and other income (expense), net          154        105       259
     Interest expense                                 (397)      (999)   (1,396)
                                                   -------    -------   -------

     Earnings (loss) before income taxes            (1,408)     1,287      (121)
     Income taxes                                        -       (282)     (282)
                                                   -------    -------   -------

     Net earnings (loss)                           $(1,408)   $ 1,005   $  (403)
                                                   =======    =======   =======

     Total assets                                  $ 1,908    $ 7,078   $ 8,986
                                                   =======    =======   =======



                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)

                                                               United
     (Thousands)                                               States         Colombia         Total
                                                             ---------        ---------      ---------
     1998
     ----
     Oil and gas sales                                       $     700        $   2,632      $   3,332
                                                             ---------        ---------      ---------
     Expense:
       Production                                                1,259            2,266          3,525
       Depreciation, depletion and amortization                  1,556            1,596          3,152
       Write-down of oil and gas properties                      1,787           10,556         12,343
       General and administrative                                1,042               32          1,074
       Provision for losses on accounts receivable                 420                -            420
                                                             ---------        ---------      ---------
                                                                 6,064           14,450         20,514
                                                             ---------        ---------      ---------

     Interest and other income (expense), net                      768              277          1,045
     Interest expense                                             (346)            (402)          (748)
                                                             ---------        ---------      ---------

     Loss before income taxes and extraordinary item            (4,942)         (11,943)       (16,885)
     Income tax benefit                                              -                4              4
                                                             ---------        ---------      ---------

     Loss before extraordinary item                             (4,942)         (11,939)       (16,881)
     Extraordinary item - debt extinguishment                        -             (197)          (197)
                                                             ---------        ---------      ---------
     Net loss                                                $  (4,942)       $ (12,136)     $ (17,078)
                                                             =========        =========      =========
     Total assets                                            $   3,002        $   8,420      $  11,422
                                                             =========        =========      =========

(13) Quarterly Financial Data (Unaudited)

     Quarterly operating results for 2000 and 1999 are summarized as follows (in thousands, except per share data):


     Quarter Ended                                      March 31        June 30        September 30     December 31
                                                        --------        --------       ------------     -----------
     2000
     ----
     Revenues                                           $  2,541        $  1,827        $    907        $    908
                                                        ========        ========        ========        ========
     Operating earnings                                    1,247             696             208             209
                                                        ========        ========        ========        ========
     Net earnings before extraordinary item                  733           3,887             134             207
                                                        ========        ========        ========        ========
     Extraordinary item - debt extinguishment                  -           3,089              (5)          2,459
                                                        ========        ========        ========        ========
     Net earnings                                            733           6,976             129           2,666
                                                        ========        ========        ========        ========

     Basic and diluted earnings (loss) per
      common share:
        Before extraordinary item                           0.02            0.08            0.00            0.00
                                                        ========        ========        ========        ========
        Extraordinary item                                     -            0.07           (0.00)           0.05
                                                        ========        ========        ========        ========
        Net earnings                                    $   0.02        $   0.15        $   0.00        $   0.05
                                                        ========        ========        ========        ========

     1999
     ----
     Revenues                                           $  1,184        $  1,575        $  1,955        $  2,083
                                                        ========        ========        ========        ========
     Operating earnings (loss)                              (411)             17             561             849
                                                        ========        ========        ========        ========
     Net earnings (loss)                                    (731)            (82)            303             107
                                                        ========        ========        ========        ========
     Basic and diluted earnings (loss) per
      common share                                      $  (0.02)       $  (0.00)       $   0.01        $   0.00
                                                        ========        ========        ========        ========

     The amounts set forth above for fiscal year 2000 reflect the credit of tax benefits aggregating $2.9 million directly to additional paid in capital rather than earnings. To that extent, the results for the first three quarters of fiscal year 2000 differ from the results previously reported. This treatment is required by accounting rules relating to the Company's 1992 quasi-reorganization.

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

Capitalized costs and accumulated depreciation, depletion and amortization relating to oil and gas producing activities were as follows:

(Thousands)

                                        United
                                        States     Colombia   Total
                                      -----------  --------  -------
December 31, 2000
-----------------

Unevaluated oil and gas properties        $  184    $    88  $   272
Proved oil and gas properties              3,936     12,206   16,142
                                          ------    -------  -------

 Total capitalized costs                   4,120     12,294   16,414

Less accumulated depreciation,
 depletion and amortization                4,177     11,360   15,537
                                          ------    -------  -------

 Capitalized costs, net                   $  (57)   $   934  $   877
                                          ======    =======  =======

December 31, 1999
-----------------

Unevaluated oil and gas properties        $   175   $   379  $   554
Proved oil and gas properties              13,199    54,709   67,908
                                          -------   -------  -------

 Total capitalized costs                   13,374    55,088   68,462

Less accumulated depreciation
 depletion and amortization                13,992    50,600   64,592
                                          -------   -------  -------

 Capitalized costs, net                   $  (618)  $ 4,488  $ 3,870
                                          =======   =======  =======

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
     Supplementary Information Related to Oil and Gas Producing Activities
                            (Unaudited) (Continued)

Costs incurred in oil and gas property acquisition, exploration and development activities were as follows:

(Thousands)

                                      United
                                      States     Colombia  Total
                                    -----------  --------  ------
2000
----

Exploration                             $   10     $    4  $   14
Development                                238        110     348
                                        ------     ------  ------
  Total costs incurred                  $  248     $  114  $  362
                                        ======     ======  ======


1999
----

Exploration                             $   17     $   41  $   58
Development                                 85         81     166
                                        ------     ------  ------
  Total costs incurred                  $  102     $  122  $  224
                                        ======     ======  ======



1998
----

Exploration                             $   15     $  136  $  151
Development                              1,039        209   1,248
Acquisition of Garnet properties             -      8,250   8,250
                                        ------     ------  ------
  Total costs incurred                  $1,054     $8,595  $9,649
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

                                            Changes in the Estimated Quantities of Reserves
                                            ------------------------------------------------
                                                United
                                                States            Colombia             Total
                                            ------------------------------------------------
Year ended December 31, 2000
----------------------------

Oil (Thousands of barrels)
Proved reserves:
 Beginning of period                               144              2,208             2,352
 Revisions of previous estimates                    79                259               338
 Sales of reserves                                   -             (1,614)           (1,614)
 Production                                        (49)              (157)             (206)
                                            ----------           --------            ------

 End of period                                     174                696               870
                                            ==========           ========            ======

Proved developed reserves, end of period           174                696               870
                                            ==========           ========            ======


Gas (Millions of cubic feet)
Proved reserves:
 Beginning of period                               101                  -               101
 Revisions of previous estimates                    38                  -                38
 Production                                        (25)                 -               (25)
                                            ----------           --------            ------

 End of period                                     114                  -               114
                                            ==========           ========            ======

Proved developed reserves, end of period           114                  -               114
                                            ==========           ========            ======

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
     Supplementary Information Related to Oil and Gas Producing Activities
                            (Unaudited) (Continued)

                                             Changes in the Estimated Quantities of Reserves
                                            --------------------------------------------------
                                                United
                                                States           Colombia           Total
                                            ---------------  -----------------  --------------
Year ended December 31, 1999
----------------------------

Oil (Thousands of barrels)
Proved reserves:
 Beginning of period                                     8              2,352           2,360
 Revisions of previous estimates                       193                221             414
 Discoveries and extensions                              -                  -               -
 Sales of reserves                                       -                  -               -
 Production                                            (57)              (365)           (422)
                                               -----------   ----------------     -----------

 End of period                                         144              2,208           2,352
                                               ===========   ================     ===========

Proved developed reserves, end of period               144              2,208           2,352
                                               ===========   ================     ===========



Gas (Millions of cubic feet)
Proved reserves:
 Beginning of period                                     4                  -               4
 Revisions of previous estimates                       150                  -             150
 Discoveries and extensions                              -                  -               -
 Sales of reserves                                       -                  -               -
 Production                                            (53)                 -             (53)
                                               -----------   ----------------     -----------

 End of period                                         101                  -             101
                                               ===========   ================     ===========

Proved developed reserves, end of period               101                  -             101
                                               ===========   ================     ===========

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
     Supplementary Information Related to Oil and Gas Producing Activities
                            (Unaudited) (Continued)

                                             Changes in the Estimated Quantities of Reserves
                                            --------------------------------------------------
                                                United
                                                States           Colombia           Total
                                            ---------------  -----------------  --------------
Year ended December 31, 1998
----------------------------

Oil (Thousands of barrels)
Proved reserves:
 Beginning of period                                   195              1,476           1,671
 Revisions of previous estimates                      (143)              (200)           (343)
 Acquisition of Garnet                                   -              1,331           1,331
 Production                                            (44)              (255)           (299)
                                                    ------              -----          ------

 End of period                                           8              2,352           2,360
                                                    ======              =====          ======

Proved developed reserves, end of period                 8              2,352           2,360
                                                    ======              =====          ======



Gas (Millions of cubic feet)
Proved reserves:
 Beginning of period                                 1,119                  -           1,119
 Revisions of previous estimates                    (1,047)                 -          (1,047)
 Production                                            (68)                 -             (68)
                                                    ------              -----          ------

 End of period                                           4                  -               4
                                                    ======              =====          ======

Proved developed reserves, end of period                 4                  -               4
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

 (Thousands)                                  United
                                              States     Colombia     Total
                                            -----------  ---------  ---------
At December 31, 2000:
---------------------

Future gross revenues                          $ 5,520   $ 12,501   $ 18,021
Future production costs                         (3,887)    (5,994)    (9,881)
Future development costs, including
  abandonment of U.S. offshore platforms          (745)      (390)    (1,135)
                                               -------   --------   --------
Future net cash flows before
  income taxes                                     888      6,117      7,005
Future income taxes                                  -          -          -
                                               -------   --------   --------
Future net cash flows after
  income taxes                                     888      6,117      7,005

Discount at 10% per annum                          120     (1,942)    (1,822)
                                               -------   --------   --------
Standardized measure of discounted
  future net cash flows                        $ 1,008   $  4,175   $  5,183
                                               =======   ========   ========


At December 31, 1999:
---------------------

Future gross revenues                          $ 3,708   $ 53,112   $ 56,820
Future production costs                         (2,792)   (15,195)   (17,987)
Future development costs, including
  abandonment of U.S. offshore platforms          (970)    (1,075)    (2,045)
                                               -------   --------   --------
Future net cash flows before
  income taxes                                     (54)    36,842     36,788
Future income taxes                                  -          -          -
                                               -------   --------   --------
Future net cash flows after
  income taxes                                     (54)    36,842     36,788

Discount at 10% per annum                          171     (8,699)    (8,528)
                                               -------   --------   --------
Standardized measure of discounted
  future net cash flows                        $   117   $ 28,143   $ 28,260
                                               =======   ========   ========

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
     Supplementary Information Related to Oil and Gas Producing Activities
                            (Unaudited) (Continued)

 (Thousands)                                  United
                                              States     Colombia     Total
                                            -----------  ---------  ---------
At December 31, 1998:
---------------------

Future gross revenues                            $  78   $ 17,645   $ 17,723
Future production costs                            (77)   (10,242)   (10,319)
Future development costs, including
  abandonment of U.S. offshore platforms          (969)      (570)    (1,539)
                                                 -----   --------   --------
Future net cash flows before
  income taxes                                    (968)     6,833      5,865
Future income taxes                                  -          -          -
                                                 -----   --------   --------
Future net cash flows after
  income taxes                                    (968)     6,833      5,865

Discount at 10% per annum                          136     (1,382)    (1,246)
                                                 -----   --------   --------
Standardized measure of discounted
  future net cash flows                          $(832)  $  5,451   $  4,619
                                                 =====   ========   ========

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
     Supplementary Information Related to Oil and Gas Producing Activities
                            (Unaudited) (Continued)


The following schedule summarizes the changes in the standardized measure of discounted future net cash flows.

(Thousands)

                                                     2000      1999      1998
                                                 --------   -------   -------
Sales of oil and gas, net of production costs    $ (3,389)  $(3,222)  $   192
Sales of reserves in place                        (20,094)        -         -
Development costs incurred that reduced
 future development costs                              36         -         -
Accretion of discount                               2,826       462     1,142
Discoveries and extensions                              -         -         -
Purchase of reserves in place                           -         -     2,998
Revisions of previous estimates:
 Changes in price                                  (1,921)   24,161    (9,585)
 Changes in quantities                              1,422     4,103      (539)
 Changes in future development costs                 (236)      297      (448)
 Changes in timing and other changes               (1,721)   (2,160)     (561)
 Changes in estimated income taxes                      -         -         -
                                                 --------   -------   -------

 Net increase (decrease)                          (23,077)   23,641    (6,801)

Balances at beginning of year                      28,260     4,619    11,420
                                                 --------   -------   -------

Balances at end of year                          $  5,183   $28,260   $ 4,619
                                                 ========   =======   =======

The foregoing information on the standardized measure of the discounted net future cash flows applicable to the Company's Colombian proved oil reserves at December 31, 2000, utilizes a year end oil price of $17.97 per barrel resulting in a standardized measure of $4,175,000. In February 2001 the oil price received for the Company's Colombian oil production was $21.95 per barrel. If the Company had used an oil price of $21.95 per barrel at December 31, 2000, the standardized measure of the Company's Colombian proved oil reserves would have been $6,202,000 and the standardized measure of the Company's total proved reserves would have been $7,210,000.

                               INDEX TO EXHIBITS

                                                                                   Sequentially
                                                                                     Numbered
Number                        Description of Exhibit                                   Page
------                        ----------------------                                -----------
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

  *2.3    Loan, Settlement and Acquisition Agreement dated effective May 31,
          2000, by and among Crosby Capital, LLC, Aviva Petroleum Inc., Aviva
          America, Inc., Aviva Operating Company, Aviva Overseas, Inc., Neo
          Energy, Inc., Garnet Resources Corporation, Argosy Energy, Inc., and
          Argosy Energy International (filed as exhibit 2.1 to the Company's
          Form 8-K dated June 8, 2000, File No. 0-22258, and incorporated herein by reference).

 **2.4    Confirmed Plan of Reorganization of Aviva America, Inc.

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

                                                                                   Sequentially
                                                                                     Numbered
Number                        Description of Exhibit                                   Page
------                        ----------------------                               -----------
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

 *10.17   Amended and Restated Aviva Petroleum Inc. Severance Benefit Plan dated
          December 31, 1999 (filed as exhibit 10.18 to the Company's annual report on Form 10-K for the year ended December 31, 1999, File No. 0-
          22258, and incorporated herein by reference).

 *10.18 Santana Crude Sale and Purchase Agreement dated January 3, 2000 (filed as exhibit 10.19 to the Company's annual report on Form 10-K for the year ended December 31, 1999, File No. 0-22258, and incorporated herein by reference).

 *10.19   Employment Agreement between the Company and Ronald Suttill dated
          February 1, 2000 (filed as exhibit 10.20 to the Company's annual report on Form 10-K for the year ended December 31, 1999, File No. 0-
          22258, and incorporated herein by reference).

 *10.20   Employment Agreement between the Company and James L. Busby dated
          February 1, 2000 (filed as exhibit 10.21 to the Company's annual report on Form 10-K for the year ended December 31, 1999, File No. 0-
          22258, and incorporated herein by reference).

 *10.21   Service Agreement between Argosy Energy International and Aviva
          Overseas, Inc. dated as of June 1, 2000 (filed as exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2000, File No. 0-22258, and incorporated herein by reference).

 *10.22   Letter Agreement dated June 8, 2000 between Crosby Capital, LLC and
          Aviva America, Inc. (filed as exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2000, File No. 0-
          22258, and incorporated herein by reference).

 *10.23   Guaranty dated May 31, 2000 made by Aviva Overseas, Inc. in favor of
          Crosby Capital, LLC (filed as exhibit 10.3 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2000, File No. 0-
          22258, and incorporated herein by reference).

 *10.24   Assignment and Assumption Agreement dated June 1, 2000, between Crosby
          Capital, LLC and Neo Energy, Inc. (filed as exhibit 10.4 to the
          Company's quarterly report on Form 10-Q for the quarter ended June 30, 2000, File No. 0-22258, and incorporated herein by reference).

                                                                                   Sequentially
                                                                                     Numbered
Number                        Description of Exhibit                                   Page
------                        ----------------------                               ----------
 *10.25   Assignment and Assumption Agreement dated June 1, 2000 between Crosby
          Acquisition LLC and Argosy Energy, Inc. (filed as exhibit 10.5 to the
          Company's quarterly report on Form 10-Q for the quarter ended June 30,
          2000, File No. 0-22258, and incorporated herein by reference).

 *10.26   Assignment and Assumption Agreement dated June 1, 2000 between Crosby
          Capital, LLC and Garnet Resources Corp. (filed as exhibit 10.6 to the
          Company's quarterly report on Form 10-Q for the quarter ended June 30, 2000, File No. 0-22258, and incorporated herein by reference).

 *10.27   Assignment and Assumption Agreement dated June 1, 2000 between Crosby
          Capital, LLC and Aviva Overseas, Inc. (filed as exhibit 10.7 to the
          Company's quarterly report on Form 10-Q for the quarter ended June 30, 2000, File No. 0-22258, and incorporated herein by reference).

 *10.28   Assignment and Assumption Agreement dated June 1, 2000 between Argosy
          Energy, Incorporated and Crosby Acquisition, LLC (filed as exhibit
          10.8 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2000, File No. 0-22258, and incorporated herein by reference).

 *10.29   Assignment and Assumption Agreement dated June 1, 2000 between Crosby
          Capital, LLC and Aviva Overseas, Inc. (filed as exhibit 10.9 to the
          Company's quarterly report on Form 10-Q for the quarter ended June 30, 2000, File No. 0-22258, and incorporated herein by reference).

 *10.30   Pledge Agreement dated May 31, 2000 executed by Aviva Overseas, Inc.
          (Debtor) in favor of Crosby Capital, LLC (Secured Party) (filed as exhibit 10.10 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2000, File No. 0-22258, and incorporated herein by reference).

 *10.31   Third Amendment to Second Amended and Restated Limited Partnership
          Agreement of Argosy Energy International dated May 31, 2000 (filed as exhibit 10.11 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2000, File No. 0-22258, and incorporated herein by reference).

 *10.32   Fourth Amendment to Second Amended and Restated Limited Partnership
          Agreement of Argosy Energy International dated June 1, 2000 (filed as exhibit 10.12 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2000, File No. 0-22258, and incorporated herein by reference).

 *10.33   Assignment of Stock Warrant Rights dated May 31, 2000 executed by
          Crosby Capital, LLC in favor of Aviva Petroleum Inc. (filed as exhibit
          10.13 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2000, File No. 0-22258, and incorporated herein by reference).

**10.34   Assignment of Neo Debt and Collateral, dated December 21, 2000 from
          Crosby Capital, LLC to Aviva Operating Company.

**10.35   Conveyance of Net Profits Interest, dated December 21, 2000 from Aviva
          America, Inc. to Crosby Capital, LLC.

 **21.1   List of subsidiaries of Aviva Petroleum Inc.



____________________________
*Previously Filed
**Filed Herewith