Form 10-Q
period 2001-03-31
AVIVA PETROLEUM INC /TX/
filed 2001-05-14
CIK 910659

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended  MARCH 31, 2001
                                              ------------------

                                      OR

   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ____________

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

                                                          Yes  X     No
                                                               --       ---

Number of shares of Common Stock, no par value, outstanding at March 31, 2001, was 46,900,132 of which 27,717,775 shares of Common Stock were represented by Depositary Shares. Each Depositary Share represents five shares of Common Stock held by a Depositary.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
----------------------------

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheet
                    (in thousands, except number of shares)
                                   (unaudited)

                                                                      March 31,          December 31,
                                                                          2001                  2000
                                                                 -------------         -------------
ASSETS

Current assets:
    Cash and cash equivalents                                    $         623         $         820
    Accounts receivable                                                    359                   237
    Inventories                                                            156                   161
    Prepaid expenses and other                                             159                   187
                                                                 -------------         -------------
       Total current assets                                              1,297                 1,405
                                                                 -------------         -------------

Property and equipment, at cost (note 2):

    Oil and gas properties and equipment (full cost method)             16,457                16,414
    Other                                                                  337                   333
                                                                 -------------         -------------
                                                                        16,794                16,747
       Less accumulated depreciation, depletion
          and amortization                                             (15,857)              (15,791)
                                                                 -------------         -------------
                                                                           937                   956
Other assets                                                             1,011                   950
                                                                 -------------         -------------
                                                                 $       3,245         $       3,311
                                                                 =============         =============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                             $         645         $         945
    Accrued liabilities                                                    117                   115
                                                                 -------------         -------------
       Total current liabilities                                           762                 1,060
                                                                 -------------         -------------

Gas balancing obligations and other                                        378                   375

Stockholders' equity:
    Common stock, no par value, authorized 348,500,000 shares;
       issued 46,900,132 shares                                          2,345                 2,345
    Additional paid-in capital                                          37,710                37,710
    Accumulated deficit*                                               (37,950)              (38,179)
                                                                 -------------         -------------
       Total stockholders' equity                                        2,105                 1,876

Commitments and contingencies (note 3)
                                                                 -------------         -------------
                                                                 $       3,245         $       3,311
                                                                 =============         =============

* Accumulated deficit of $70,057 was eliminated at December 31, 1992 in connection with a quasi-reorganization.

See accompanying notes to condensed consolidated financial statements.

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
                Condensed Consolidated Statement of Operations
                     (in thousands, except per share data)
                                  (unaudited)

                                                                                      Three Months Ended
                                                                                            March 31,
                                                                                    2001                  2000
                                                                                ------------         -------------
Revenue:
    Oil and gas sales                                                           $        600         $       2,541
    Services fee                                                                         166                     -
                                                                                ------------         -------------
       Total revenue                                                                     766                 2,541
                                                                                ------------         -------------

Expense:
    Production                                                                           358                   810
    Depreciation, depletion and amortization                                              67                   235
    General and administrative                                                           289                   301
    Recovery of losses on accounts receivable                                            (25)                  (52)
                                                                                ------------         -------------

       Total expense                                                                     689                 1,294
                                                                                ------------         -------------

Other income (expense):
    Interest and other income (expense), net                                             170                     -
    Interest expense                                                                      (1)                 (395)
                                                                                ------------         -------------

       Total other income (expense)                                                      169                  (395)
                                                                                ------------         -------------

Earnings before income taxes                                                             246                   852

Income taxes                                                                              17                   119
                                                                                ------------         -------------

          Net earnings                                                          $        229         $         733
                                                                                ============         =============


Weighted average common shares outstanding                                            46,900                46,900
                                                                                ============         =============

Basic and diluted net earnings per common share                                 $       0.00         $        0.02
                                                                                ============         =============


See accompanying notes to condensed consolidated financial statements.

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
                Condensed Consolidated Statement of Cash Flows
                                (in thousands)
                                  (unaudited)

                                                                                               Three Months Ended
                                                                                                   March 31,
                                                                                               2001                  2000
                                                                                      -------------         -------------
Net earnings                                                                          $         229         $         733
Adjustments to reconcile net earnings to net cash
   provided by (used in) operating activities:
    Depreciation, depletion and amortization                                                     67                   235
    Changes in working capital and other                                                       (420)                 (693)
                                                                                      -------------         -------------

       Net cash provided by (used in) operating activities                                     (124)                  275
                                                                                      -------------         -------------

Cash flows from investing activities:

    Property and equipment expenditures                                                         (86)                 (260)
    Proceeds from sale of assets                                                                  4                     -
                                                                                      -------------         -------------

       Net cash used in investing activities                                                    (82)                 (260)
                                                                                      -------------         -------------

Cash flows from financing activities                                                              -                     -
                                                                                      -------------         -------------

Effect of exchange rate changes on cash and
    cash equivalents                                                                              9                     2
                                                                                      -------------         -------------

Net increase (decrease) in cash and cash equivalents                                           (197)                   17
Cash and cash equivalents at beginning of the period                                            820                   846
                                                                                      -------------         -------------

Cash and cash equivalents at end of the period                                        $         623         $         863
                                                                                      =============         =============

See accompanying notes to condensed consolidated financial statements.

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
           Condensed Consolidated Statement of Stockholders' Equity
                    (in thousands, except number of shares)
                                  (unaudited)

                                                         Common Stock
                                            -------------------------------
                                                                                   Additional                             Total
                                                    Number                            Paid-in     Accumulated     Stockholders'
                                                 of Shares           Amount           Capital         Deficit            Equity
                                            --------------    -------------     -------------  --------------     -------------
Balances at December 31, 2000                   46,900,132    $       2,345     $      37,710  $      (38,179)    $       1,876
Net earnings                                             -                -                 -             229               229
                                            --------------    -------------     -------------  --------------     -------------

Balances at March 31, 2001                      46,900,132    $       2,345     $      37,710  $      (37,950)    $       2,105
                                            ==============    =============     =============  ==============     =============


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

2.   Property and Equipment

     Internal general and administrative costs directly associated with oil and gas property acquisition, exploration and development activities have been capitalized in accordance with the accounting policies of the Company. Such costs totaled $20,000 for the three months ended March 31, 2001 and $15,000 for the three months ended March 31, 2000.

     Unevaluated oil and gas properties totaling $273,000 and $272,000 at March 31, 2001 and December 31, 2000, respectively, have been excluded from costs subject to depletion. The Company capitalized interest costs of $16,000 for the three-month period ended March 31, 2000 on these properties.

3.   Commitments and Contingencies

     The Company is engaged in ongoing operations on the Santana contract in Colombia. The contract obligations have been met; however, the Company plans to recomplete certain existing wells and engage in various other projects. The Company's current share of the estimated future costs of these activities is approximately $0.3 million at March 31, 2001. Any substantial increase in the amount of the above referenced expenditures could adversely affect the Company's ability to meet these obligations.

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

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                            (unaudited) (continued)

4.   Segment Information

     The following is a summary of segment information of the Company as of and for the three-month periods ended March 31, 2001 and 2000 (in thousands):

                                                                      United
                                                                      States              Colombia                 Total
                                                                ------------          ------------          ------------
     2001
     ----
     Revenue:

       Oil and gas sales                                        $        286          $        314          $        600
       Service fees                                                      166                     -                   166
                                                                ------------          ------------          ------------
                                                                         452                   314                   766
                                                                ------------          ------------          ------------
     Expense:
       Production                                                        214                   144                   358
       Depreciation, depletion and amortization                           37                    30                    67
       General and administrative                                        268                    21                   289
       Recovery of losses on accounts receivable                         (25)                    -                   (25)
                                                                ------------          ------------          ------------
                                                                         494                   195                   689
                                                                ------------          ------------          ------------

     Interest and other income (expense), net                             18                   152                   170
     Interest expense                                                     (1)                    -                    (1)
                                                                ------------          ------------          ------------

     Earnings (loss) before income taxes                                 (25)                  271                   246
     Income taxes                                                          -                   (17)                  (17)
                                                                ------------          ------------          ------------

     Net earnings (loss)                                        $        (25)         $        254          $        229
                                                                ============          ============          ============

     Total assets                                               $      1,705          $      1,540          $      3,245
                                                                ============          ============          ============


     2000
     ----
     Oil and gas sales                                          $        397          $      2,144          $      2,541
                                                                ------------          ------------          ------------

     Expense:
       Production                                                        262                   548                   810
       Depreciation, depletion and amortization                           39                   196                   235
       General and administrative                                        290                    11                   301
       Recovery of losses on accounts receivable                         (52)                    -                   (52)
                                                                ------------          ------------          ------------
                                                                         539                   755                 1,294
                                                                ------------          ------------          ------------

     Interest and other income (expense), net                             11                   (11)                    -
     Interest expense                                                   (114)                 (281)                 (395)
                                                                ------------          ------------          ------------

     Earnings (loss) before income taxes                                (245)                1,097                   852
     Income taxes                                                          -                   119                   119
                                                                ------------          ------------          ------------

     Net earnings (loss)                                        $       (245)         $        978          $        733
                                                                ============          ============          ============

     Total assets                                               $      2,217          $      7,630          $      9,847
                                                                ============          ============          ============

Item 2. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
Results of Operations.
---------------------

Results of Operations
---------------------

Three Months Ended March 31, 2001 compared to Three Months Ended March 31, 2000
-------------------------------------------------------------------------------

                                                               United States                Colombia
                                                           Oil               Gas              Oil             Total
                                                     -------------     -------------    -------------     -------------
              (Thousands)
              Oil and gas sales - 2000               $         378     $          19    $       2,144     $       2,541

              Volume variance                                 (120)               (9)          (1,739)           (1,868)
              Price variance                                    (8)               26              (91)              (73)
                                                     -------------     -------------    -------------     -------------

              Oil and gas sales - 2001               $         250     $          36    $         314     $         600
                                                     =============     =============    =============     =============

Colombian oil volumes were 14,000 barrels in the first quarter of 2001, a decrease of 62,000 barrels as compared to the first quarter of 2000. Such decrease is due to a 50,000 barrel decrease resulting from the transfer of partnership interests to Crosby Capital L.L.C. ("Crosby") and a 12,000 barrel decrease resulting from production declines. The transfer of partnership interests to Crosby on June 8, 2000, was part of an overall restructuring plan which eliminated all of the Company's long-term debt.

U.S. oil volumes were 9,000 barrels in 2001, down approximately 5,000 barrels from 2000. Such decrease is due to the relinquishment of Main Pass 41 effective November 7, 2000. U.S. gas volumes were 5,000 thousand cubic feet (MCF) in 2001, down 2,000 MCF from 2000. Such decrease is due to the relinquishment of Main Pass 41 and normal production declines.

Colombian oil prices averaged $21.83 per barrel during the first quarter of 2001. The average price for the same period of 2000 was $28.13 per barrel. The Company's average U.S. oil price decreased to $26.80 per barrel in 2001, down from $27.62 per barrel in 2000. In 2001 prices have been lower than in the first quarter of 2000 due to a decrease in world oil prices. U.S. gas prices averaged $6.77 per MCF in 2001 compared to $2.86 per MCF in 2000.

Service fees of $166,000 for administering the Colombian assets were received in 2001 pursuant to a Service Agreement with Crosby. This amount is net of Aviva Overseas' 22.1196% share of the fee.

Operating costs decreased approximately 56%, or $452,000, primarily as a result of the transfer of partnership interests to Crosby.

Depreciation, depletion and amortization decreased by 71%, or $168,000, primarily as a result of the transfer of partnership interests to Crosby and a decrease in the amount of oil produced.

Interest and other income increased $170,000 mainly due to a $119,000 gain on the settlement of a disputed payable.

Interest expense decreased $394,000 in the first quarter of 2001, due to the extinguishment of the Company's long-term debt in 2000.

Income taxes were $102,000 lower in 2001 principally as a result of the transfer of partnership interests to Crosby.

New Accounting Pronouncements
-----------------------------

The Company has adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. This statement establishes accounting and reporting standards for derivative instruments and hedging activities and requires the Company to recognize all derivatives on its balance sheet at fair value. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives are either offset against the change in fair value of the hedged item through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. As of January 1, 2001, the date of adoption, and as of March 31, 2001 and the three-month period then ended, the Company was not a party to any derivative financial instruments.


Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents totaled $623,000 and $820,000 at March 31, 2001 and December 31, 2000, respectively. The decrease in cash and cash equivalents resulted primarily from net cash used in operating activities ($124,000) and property additions ($86,000).

Net cash used in operating activities was $(124,000) in 2001, compared to $275,000 net cash provided by operating activities for 2000. This decrease resulted primarily from the transfer of partnership interests to Crosby, effective June 8, 2000, resulting in lower levels of net cash flow from operations. Additionally, production declines and lower oil prices received for the Company's Colombian oil production contributed to the decrease.

The Company plans to recomplete certain existing wells and engage in various other projects in Colombia. The Company's current share of the estimated future costs of these development activities is approximately $0.3 million at March 31, 2001. Any substantial increase in the amount of the above referenced expenditures could adversely affect the Company's ability to meet these obligations.

The Company expects to fund these activities using existing cash and cash provided from operations. Risks that could adversely affect funding of such activities include, among others, delays in obtaining any required environmental permits, failure to produce the reserves as projected or a decline in the sales price of oil. Any substantial increases in the amounts of these required expenditures could adversely affect the Company's ability to fund these activities. Depending on the results of future exploration and development activities, substantial expenditures, which have not been included in the Company's cash flow projections, may be required. Failure to fund certain expenditures could result in a decrease in the Company's ownership interest in Argosy. The outcome of these matters cannot be projected with certainty.

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

None

b) Reports on Form 8-K
----------------------

The Company did not file any Current Reports on Form 8-K during or subsequent to the end of the first quarter of 2001.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         AVIVA PETROLEUM INC.



Date:  May 9, 2001                       /s/ Ronald Suttill
                                         ---------------------------
                                         Ronald Suttill
                                         President and Chief Executive Officer

                                         /s/  James L. Busby
                                         ---------------------------
                                         James L. Busby
                                         Secretary, Treasurer and Chief
                                         Financial Officer
                                         (Principal Financial and Accounting
                                         Officer)

                                INDEX TO EXHIBITS

Exhibit
Number            Description of Exhibit
------            ----------------------

None