Form 10-Q
period 2001-06-30
AVIVA PETROLEUM INC /TX/
filed 2001-08-13
CIK 910659

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


 [ X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            For the quarterly period ended       JUNE 30, 2001
                                            ----------------------

                                       OR

 [   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                     to
                                     -------------------     -----------------

                        Commission File Number  0-22258


                              AVIVA PETROLEUM INC.
             (Exact name of registrant as specified in its charter)

Texas                                                       75-1432205
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification
                                                           Number)

8235 Douglas Avenue,                                       75225
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

Number of shares of Common Stock, no par value, outstanding at June 30, 2001, was 46,900,132. On April 30, 2001, the Company discontinued trading of the
Depositary Shares, each of which represented five shares of Common Stock.   On
May 16, 2001, the Common Stock resumed trading on the OTC Bulletin Board under the symbol AVVP.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
-----------------------------

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheet
                    (in thousands, except number of shares)
                                  (unaudited)

                                                               June 30,   December 31,
                                                                   2001           2000
                                                               --------   ------------
ASSETS

Current assets:
 Cash and cash equivalents                                     $    587       $    820
 Accounts receivable                                                373            237
 Inventories                                                        160            161
 Prepaid expenses and other                                         116            187
                                                               --------       --------
   Total current assets                                           1,236          1,405
                                                               --------       --------

Property and equipment, at cost (note 2):
 Oil and gas properties and equipment (full cost method)         16,469         16,414
 Other                                                              335            333
                                                               --------       --------
                                                                 16,804         16,747
   Less accumulated depreciation, depletion
     and amortization                                           (15,921)       (15,791)
                                                               --------       --------
                                                                    883            956
Other assets                                                      1,022            950
                                                               --------       --------
                                                               $  3,141       $  3,311
                                                               ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                              $    580       $    945
 Accrued liabilities                                                118            115
                                                               --------       --------
   Total current liabilities                                        698          1,060
                                                               --------       --------

Other liabilities                                                   381            375

Stockholders' equity:
 Common stock, no par value, authorized 348,500,000 shares;
   issued 46,900,132 shares                                       2,345          2,345
 Additional paid-in capital                                      37,710         37,710
 Accumulated deficit/*/                                         (37,993)       (38,179)
                                                               --------       --------
   Total stockholders' equity                                     2,062          1,876

Commitments and contingencies (note 3)
                                                               --------       --------
                                                               $  3,141       $  3,311
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

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
                 Condensed Consolidated Statement of Operations
                     (in thousands, except per share data)
                                  (unaudited)


                                                             Three Months Ended        Six Months Ended
                                                                   June 30,                June 30,
                                                              2001          2000        2001       2000
                                                            -------       -------     -------    -------
Revenue:
 Oil and gas sales                                          $   575       $ 1,772     $ 1,175    $ 4,313
 Services fee                                                   107            55         273         55
                                                            -------       -------     -------    -------
   Total revenue                                                682         1,827       1,448      4,368
                                                            -------       -------     -------    -------

Expense:
 Production                                                     357           744         715      1,554
 Depreciation, depletion and amortization                        65           162         131        397
 General and administrative                                     290           283         580        584
 Recovery of losses on accounts receivable                       (4)          (58)        (29)      (110)
                                                            -------       -------     -------    -------

   Total expense                                                708         1,131       1,397      2,425
                                                            -------       -------     -------    -------

Other income (expense):
 Gain on transfer of partnership interests                        -         3,452           -      3,452
 Interest and other income (expense), net                         2           102         173        102
 Interest expense                                                (1)         (289)         (2)      (684)
                                                            -------       -------     -------    -------

   Total other income (expense)                                   1         3,265         171      2,870
                                                            -------       -------     -------    -------

   Earnings (loss) before income taxes and
     extraordinary item                                         (25)        3,961         222      4,813

Income taxes                                                     19            74          36        193
                                                            -------       -------     -------    -------

   Earnings (loss) before extraordinary item                    (44)        3,887         186      4,620

Extraordinary item - debt extinguishment, net
 of income taxes of $1,591                                        -         3,089           -      3,089
                                                            -------       -------     -------    -------

   Net earnings (loss)                                      $   (44)      $ 6,976     $   186    $ 7,709
                                                            =======       =======     =======    =======

Weighted average common shares outstanding -
 basic and diluted                                           46,900        46,900      46,900     46,900
                                                            =======       =======     =======    =======

Basic and diluted earnings (loss) per
  common share:
 Before extraordinary item                                    $(.00)         $.08        $.00       $.10
 Extraordinary item                                               -           .07           -        .06
                                                            -------       -------     -------    -------
 Net earnings (loss)                                          $(.00)         $.15        $.00       $.16
                                                            =======       =======     =======    =======


See accompanying notes to condensed consolidated financial statements.

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
                 Condensed Consolidated Statement of Cash Flows
                                 (in thousands)
                                  (unaudited)


                                                         Six Months Ended
                                                             June 30,

                                                           2001      2000
                                                        -------   -------
Net earnings                                            $   186   $ 7,709
Adjustments to reconcile net earnings to net
 cash provided by (used in) operating activities:
 Depreciation, depletion and amortization                   131       397
 Gain on transfer of partnership interests                    -    (3,452)
 Gain on debt extinguishment                                  -    (3,089)
 Changes in working capital and other, net of effects
   of transfer of partnership interest                     (469)     (252)
                                                        -------   -------

   Net cash provided by (used in) operating activities     (152)    1,313
                                                        -------   -------

Cash flows from investing activities:
 Cash balances surrendered in transfer of
   partnership interests                                      -    (1,386)
 Property and equipment expenditures                        (97)     (269)
 Proceeds from sale of assets                                 4         -
                                                        -------   -------

   Net cash used in investing activities                    (93)   (1,655)
                                                        -------   -------

Cash flows from financing activities                          -         -
                                                        -------   -------


Effect of exchange rate changes on cash and
 cash equivalents                                            12        21
                                                        -------   -------

Net decrease in cash and cash equivalents                  (233)     (321)
Cash and cash equivalents at beginning of the period        820       846
                                                        -------   -------

Cash and cash equivalents at end of the period          $   587   $   525
                                                        =======   =======



See accompanying notes to condensed consolidated financial statements.

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
            Condensed Consolidated Statement of Stockholders' Equity
                    (in thousands, except number of shares)
                                  (unaudited)





                                     Common Stock
                                 ------------------
                                                     Additional                        Total
                                    Number              Paid-in   Accumulated   Stockholders'
                                 of Shares   Amount     Capital       Deficit         Equity
                                 ----------  ------  ----------  ------------  -------------
Balances at December 31, 2000    46,900,132  $2,345  $   37,710     $(38,179)         $1,876

Net earnings                              -       -           -          186             186
                                 ----------  ------  ----------     --------          ------

Balances at June 30, 2001        46,900,132  $2,345  $   37,710     $(37,993)         $2,062
                                 ==========  ======  ==========     ========          ======




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

2.  Property and Equipment

    Internal general and administrative costs directly associated with oil and gas property acquisition, exploration and development activities have been capitalized in accordance with the accounting policies of the Company. Such costs totaled $31,000 for the six months ended June 30, 2001 and $29,000 for the six months ended June 30, 2000.

    Unevaluated oil and gas properties totaling $273,000 and $272,000 at June 30, 2001 and December 31, 2000, respectively, have been excluded from costs subject to depletion. The Company capitalized interest costs of $30,000 for the six-month period ended June 30, 2000 on these properties.

3.  Commitments and Contingencies

    The Company is engaged in ongoing operations on the Santana contract in Colombia. The contract obligations have been met; however, the Company plans to recomplete certain existing wells and engage in various other projects. The Company's current share of the estimated future costs of these activities is approximately $0.3 million at June 30, 2001. Any substantial increase in the amount of the above referenced expenditures could adversely affect the Company's ability to meet these obligations.

    The Company expects to fund these activities using existing cash and cash provided from operations. Risks that could adversely affect funding of such activities include, among others, delays in obtaining any required environmental approvals and permits, cost overruns, failure to produce the reserves as projected or a decline in the sales price of oil. Depending on the results of future exploration and development activities, substantial expenditures which have not been included in the Company's cash flow projections may be required. Failure to fund certain expenditures could result in a decrease in the Company's ownership interest in Argosy Energy International ("Argosy"), a Utah limited partnership which holds the Colombian assets.

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                            (unaudited) (continued)

    During 1998, leftist Colombian guerrillas inflicted significant damage on Argosy's oil processing and storage facilities. Since that time Argosy has been subject to lesser attacks on its pipelines and equipment resulting in only minor interruptions of oil sales. The Colombian army guards Argosy's operations; however, there can be no assurance that such operations will not be the target of additional guerrilla attacks in the future. The damages resulting from the above referenced attacks were covered by insurance. There can be no assurance that such coverage will remain available or affordable.

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

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                            (unaudited) (continued)


4.  Segment Information

    The following is a summary of segment information of the Company as of and for the six-month periods ended June 30, 2001 and 2000 (in thousands):


                                                 United
                                                 States  Colombia    Total
                                                -------  --------  -------
2001
----
Revenue:
   Oil and gas sales                            $  546     $  629  $1,175
   Services fee                                    273          -     273
                                                ------     ------  ------
                                                   819        629   1,448
                                                ------     ------  ------

Expense:
   Production                                      432        283     715
   Depreciation, depletion and amortization         73         58     131
   General and administrative                      527         53     580
   Recovery of losses on accounts receivable       (29)         -     (29)
                                                ------     ------  ------
                                                 1,003        394   1,397
                                                ------     ------  ------

 Interest and other income (expense), net           36        137     173
 Interest expense                                   (2)         -      (2)
                                                ------     ------  ------

 Earnings (loss) before income taxes              (150)       372     222

 Income taxes                                        -         36      36
                                                ------     ------  ------

 Net earnings (loss)                            $ (150)    $  336  $  186
                                                ======     ======  ======

 Total assets                                   $1,724     $1,417  $3,141
                                                ======     ======  ======

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                            (unaudited) (continued)



                                                 United
                                                 States   Colombia    Total
                                                -------  ---------  -------
2000
----
Revenue:
   Oil and gas sales                            $  793     $3,520   $4,313
   Services fee                                     55          -       55
                                                ------     ------   ------
                                                   848      3,520    4,368
                                                ------     ------   ------

Expense:
   Production                                      542      1,012    1,554
   Depreciation, depletion and amortization         63        334      397
   General and administrative                      549         35      584
   Recovery of losses on accounts receivable      (110)         -     (110)
                                                ------     ------   ------
                                                 1,044      1,381    2,425
                                                ------     ------   ------

Gain on transfer of partnership interests            -      3,452    3,452
Interest and other income (expense), net           (13)       115      102
Interest expense                                  (190)      (494)    (684)
                                                ------     ------   ------

Earnings (loss) before income taxes and
   extraordinary item                             (399)     5,212    4,813

Income taxes                                         -        193      193
                                                ------     ------   ------

Earnings (loss) before extraordinary
   item                                           (399)     5,019    4,620

Extraordinary item - debt extinguishment             -      3,089    3,089
                                                ------     ------   ------

Net earnings (loss)                             $ (399)    $8,108   $7,709
                                                ======     ======   ======

Total assets                                    $2,188     $1,597   $3,785
                                                ======     ======   ======

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations.
--------------

Results of Operations
---------------------

Three Months Ended June 30, 2001 compared to Three Months Ended June 30, 2000
-----------------------------------------------------------------------------

                                    United States     Colombia
                                   Oil        Gas       Oil        Total
                                  -----      -----    -------     -------
       (Thousands)

       Revenue - 2000             $ 371      $  25    $ 1,376     $ 1,772

       Volume variance             (122)        (8)    (1,034)     (1,164)
       Price variance               (21)        15        (27)        (33)
                                  -----      -----    -------     -------
       Revenue - 2001             $ 228      $  32    $   315     $   575
                                  =====      =====    =======     =======

Colombian oil volumes were 13,000 barrels in the second quarter of 2001, a decrease of 41,000 barrels as compared to the second quarter of 2000. Such decrease is due to a 33,000 barrel decrease resulting from the transfer of partnership interests to Crosby Capital L.L.C. ("Crosby") and an 8,000 barrel decrease resulting from normal production declines. The transfer of partnership interests to Crosby on June 8, 2000, was part of an overall restructuring plan which eliminated all of the Company's long-term debt.

U.S. oil volumes were 9,000 barrels in 2001, down approximately 4,000 barrels from 2000. Such decrease is primarily due to the relinquishment of Main Pass 41 effective November 7, 2000. U.S. gas volumes were 7,000 thousand cubic feet
(MCF) in 2001, up 1,000 MCF from 2000.

Colombian oil prices averaged $23.38 per barrel during the second quarter of 2001. The average price for the same period of 2000 was $25.42 per barrel. The Company's average U.S. oil price decreased to $25.12 per barrel in 2001, down from $27.49 per barrel in 2000. U.S. gas prices averaged $4.85 per MCF in 2001 compared to $3.56 per MCF in 2000.

Service fees of $107,000 for administering the Colombian assets were received in 2001 compared to $55,000 in 2000. The 2001 amount covers three months at a monthly rate of $46,000. The 2000 amount covers only the month of June at a monthly rate of $71,000. The recorded amounts are net of Aviva Overseas' 22.1196% share of the fees.

Operating costs decreased approximately 52%, or $387,000, primarily as a result of the transfer of partnership interests to Crosby.

Depreciation, depletion and amortization ("DD&A") decreased by 60%, or $97,000, as a result of the transfer of partnership interests to Crosby and a decrease in the amount of oil produced.

During 2000, in connection with the restructuring of the Company's long term debt, the Company realized a $3,452,000 gain on the transfer of partnership interests to Crosby and an extraordinary gain of $3,089,000, net of income taxes of $1,591,000, on the extinguishment of a portion of the debt. No similar gains were recorded in 2001.

Interest expense decreased $288,000 in 2001 due to the extinguishment of the Company's long-term debt in 2000.

Income taxes were $55,000 lower in 2001 principally as a result of the transfer of partnership interests to Crosby.

Six Months Ended June 30, 2001 compared to Six Months Ended June 30, 2000
-------------------------------------------------------------------------



                                    United States     Colombia
                                   Oil        Gas       Oil        Total
                                  -----      -----    -------     -------

       (Thousands)
       Revenue - 2000             $ 749      $ 44     $ 3,520     $ 4,313

       Volume variance             (242)      (18)     (2,763)     (3,023)
       Price variance               (29)       42        (128)       (115)
                                  -----      -----    -------     -------

       Revenue - 2001             $ 478      $ 68     $   629     $ 1,175
                                  =====      =====    =======     =======


Colombian oil volumes were 28,000 barrels in the first half of 2001, a decrease of 102,000 barrels as compared to the first half of 2000. Such decrease is due to an 84,000 barrel decrease resulting from the transfer of partnership interests to Crosby and an 18,000 barrel decrease resulting from production declines.

U.S. oil volumes were 18,000 barrels in 2001, down approximately 9,000 barrels from 2000. Such decrease is primarily due to the relinquishment of Main Pass 41 effective November 7, 2000. U.S. gas volumes were 12,000 MCF in 2001, down 1,000 MCF from 2000. Such decrease is due to the relinquishment of Main Pass 41 effective November 7, 2000.

Colombian oil prices averaged $22.58 per barrel during the first half of 2001. The average price for the same period of 2000 was $27.00 per barrel. The Company's average U.S. oil price decreased to $25.97 per barrel in 2001, down from $27.56 per barrel in 2000. U.S. gas prices averaged $5.70 per MCF in 2001 compared to $3.07 per MCF in 2000.

Service fees of $273,000 for administering the Colombian assets were received in 2001 compared to $55,000 in 2000. The 2001 amount covers six months, whereas the 2000 amount covers only the month of June. These amounts are net of Aviva Overseas' 22.1196% share of the fees.

Operating costs decreased approximately 54%, or $839,000, primarily as a result of the transfer of partnership interests to Crosby.

DD&A decreased by 67%, or $266,000, primarily as a result of the transfer of partnership interests to Crosby and a decrease in the amount of oil produced.

During 2000, in connection with the restructuring of the Company's long term debt, the Company realized a $3,452,000 gain on the transfer of partnership interests to Crosby and an extraordinary gain of $3,089,000, net of income taxes of $1,591,000, on the extinguishment of a portion of the debt. There were no similar gains during 2001.

Interest expense decreased $682,000 in 2001 due to the extinguishment of the Company's long-term debt in 2000.

Income taxes were $157,000 lower in 2001 principally as a result of the transfer of partnership interests to Crosby.

New Accounting Pronouncements
-----------------------------

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. This statement establishes accounting and reporting standards for derivative instruments and hedging activities and requires the Company to recognize all derivatives on its balance sheet at fair value. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives are either offset against the change in fair value of the hedged item through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. As of January 1, 2001, the date of adoption, and as of June 30, 2001 and the six-month period then ended, the Company was not a party to any derivative financial instruments.

In July 2001 the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method, and SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. As of June 30, 2001 there is no impact on the Company's financial statements as we have not entered into any business combinations and have not acquired goodwill.

Also, the FASB has voted to issue SFAS No. 143 "Accounting for Asset Retirement Obligations" which establishes requirements for the accounting of removal-type costs associated with asset retirements. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company is currently assessing the impact on its financial statements.

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents totaled $587,000 and $820,000 at June 30, 2001 and December 31, 2000, respectively. The decrease in cash and cash equivalents resulted primarily from net cash used in operating activities ($152,000) and property additions ($97,000).

Net cash used in operating activities was $(152,000) in 2001, compared to $1,313,000 net cash provided by operating activities for 2000. This decrease resulted primarily from the transfer of partnership interests to Crosby, effective June 8, 2000, resulting in lower levels of net cash flow from operations. Additionally, production declines and lower oil prices contributed to the decrease.

The Company plans to recomplete certain existing wells and engage in various other projects in Colombia. The Company's current share of the estimated future costs of these development activities is approximately $0.3 million at June 30, 2001. Any substantial increase in the amount of the above referenced expenditures could adversely affect the Company's ability to meet these obligations.

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

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

a)  Exhibits
------------

**10.1  Santana Crude Sale and Purchase Agreement dated January 3, 2001.


---------------------------------
 **     Filed herewith



b) Reports on Form 8-K
----------------------

The Company did not file any Current Reports on Form 8-K during or subsequent to the end of the second quarter of 2001.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     AVIVA PETROLEUM INC.



Date:  August 13, 2001          /s/ Ronald Suttill
                                ------------------------------------------------
                                Ronald Suttill
                                President and Chief Executive Officer



                                /s/ James L. Busby
                                ------------------------------------------------
                                James L. Busby
                                Secretary, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS

Exhibit
Number   Description of Exhibit
------   ----------------------

**10.1   Santana Crude Sale and Purchase Agreement dated January 3, 2001.


----------------------------
**       Filed herewith