Form 10-Q
period 2001-09-30
AVIVA PETROLEUM INC /TX/
filed 2001-11-14
CIK 910659

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


[ X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

           For the quarterly period ended     SEPTEMBER 30, 2001
                                          ---------------------------

                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the transition period from _______ to_____

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

Number of shares of Common Stock, no par value, outstanding at September 30, 2001, was 46,900,132. On April 30, 2001, the Company discontinued trading of the Depositary Shares, each of which represented five shares of Common Stock. On May 16, 2001, the Common Stock resumed trading on the OTC Bulletin Board under the symbol AVVP.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
-----------------------------

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheet
                    (in thousands, except number of shares)
                                  (unaudited)

                                                               September 30,   December 31,
                                                                        2001           2000
                                                               -------------   ------------
ASSETS

Current assets:
 Cash and cash equivalents                                          $    775       $    820
 Accounts receivable                                                     346            237
 Inventories                                                             222            161
 Prepaid expenses and other                                               62            187
                                                               -------------   ------------
   Total current assets                                                1,405          1,405
                                                               -------------   ------------

Property and equipment, at cost (notes 2 and 3):
 Oil and gas properties and equipment (full cost method)              20,304         16,414
 Other                                                                   335            333
                                                               -------------   ------------
                                                                      20,639         16,747
   Less accumulated depreciation, depletion
     and amortization                                                (19,861)       (15,791)
                                                               -------------   ------------
                                                                         778            956
Other assets                                                           1,032            950
                                                               -------------   ------------
                                                                    $  3,215       $  3,311
                                                               =============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                                   $    601       $    945
 Accrued liabilities                                                     103            115
                                                               -------------   ------------
   Total current liabilities                                             704          1,060
                                                               -------------   ------------

Other liabilities                                                        409            375

Stockholders' equity:
 Common stock, no par value, authorized 348,500,000 shares;
   issued 46,900,132 shares                                            2,345          2,345
 Additional paid-in capital                                           37,710         37,710
 Accumulated deficit/*/                                              (37,953)       (38,179)
                                                               -------------   ------------
   Total stockholders' equity                                          2,102          1,876

Commitments and contingencies (note 4)
                                                               -------------   ------------
                                                                    $  3,215       $  3,311
                                                               =============   ============

* Accumulated deficit of $70,057 was eliminated at December 31, 1992 in connection with a quasi-reorganization.

See accompanying notes to condensed consolidated financial statements.

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
                Condensed Consolidated Statement of Operations
                     (in thousands, except per share data)
                                  (unaudited)

                                                             Three Months Ended               Nine Months Ended
                                                                September 30,                   September 30,
                                                              2001                2000            2001      2000
                                                            -------             -------         -------   -------
Revenue:
 Oil and gas sales                                          $   552             $   741         $ 1,727   $ 5,054
 Service fees                                                   102                 166             376       221
                                                            -------             -------         -------   -------
   Total revenue                                                654                 907           2,103     5,275
                                                            -------             -------         -------   -------

Expense:
 Production                                                     322                 430           1,037     1,984
 Depreciation, depletion and amortization                        64                  55             196       453
 General and administrative                                     251                 290             831       874
 Reorganization fees                                              -                  35               -        35
 Recovery of losses on accounts receivable                      (18)               (111)            (47)     (221)
                                                            -------             -------         -------   -------

   Total expense                                                619                 699           2,017     3,125
                                                            -------             -------         -------   -------

Other income (expense):
 Gain on transfer of partnership interests                        -                   -               -     3,452
 Interest and other income (expense), net                        26                  11             199       113
 Interest expense                                                (1)                (66)             (3)     (749)
                                                            -------             -------         -------   -------

   Total other income (expense)                                  25                 (55)            196     2,816
                                                            -------             -------         -------   -------

   Earnings before income taxes and
     extraordinary item                                          60                 153             282     4,966

Income taxes                                                     20                  19              56       212
                                                            -------             -------         -------   -------

   Earnings before extraordinary item                            40                 134             226     4,754

Extraordinary item - debt extinguishment, net
 of income taxes of $1,589                                        -                  (5)              -     3,084
                                                            -------             -------         -------   -------

   Net earnings                                             $    40             $   129         $   226   $ 7,838
                                                            =======             =======         =======   =======

Weighted average common shares outstanding -
 basic and diluted                                           46,900              46,900          46,900    46,900
                                                            =======             =======         =======   =======

Basic and diluted earnings (loss) per
 common share:
 Before extraordinary item                                  $   .00             $   .00         $   .00   $   .10
 Extraordinary item                                               -                (.00)              -       .07
                                                            -------             -------         -------   -------
 Net earnings                                               $   .00             $   .00         $   .00   $   .17
                                                            =======             =======         =======   =======

See accompanying notes to condensed consolidated financial statements.

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
                Condensed Consolidated Statement of Cash Flows
                                (in thousands)
                                  (unaudited)

                                                        Nine Months Ended
                                                           September 30,

                                                          2001      2000
                                                         -----   -------


Net earnings                                             $ 226   $ 7,838
Adjustments to reconcile net earnings to net
 cash provided by (used in) operating activities:
 Depreciation, depletion and amortization                  196       453
 Gain on transfer of partnership interests                   -    (3,452)
 Gain on debt extinguishment                                 -    (3,084)
 Changes in working capital and other, net of effects
   of transfer of partnership interest                    (412)     (119)
                                                         -----   -------

   Net cash provided by operating activities
     before reorganization items                            10     1,636
   Net cash used by reorganization items -
     reorganization fees                                     -       (35)
                                                         -----   -------
   Net cash provided by operating activities                10     1,601
                                                         -----   -------

Cash flows from investing activities:
 Cash balances acquired (surrendered) in transfer of
   partnership interests                                    41    (1,393)
 Property and equipment expenditures                      (113)     (307)
 Proceeds from sale of assets                                4         -
                                                         -----   -------

   Net cash used in investing activities                   (68)   (1,700)
                                                         -----   -------

Cash flows from financing activities                         -         -
                                                         -----   -------


Effect of exchange rate changes on cash and
 cash equivalents                                           13        13
                                                         -----   -------

Net decrease in cash and cash equivalents                  (45)      (86)
Cash and cash equivalents at beginning of the period       820       846
                                                         -----   -------

Cash and cash equivalents at end of the period           $ 775   $   760
                                                         =====   =======

See accompanying notes to condensed consolidated financial statements.

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
           Condensed Consolidated Statement of Stockholders' Equity
                    (in thousands, except number of shares)
                                  (unaudited)

                                     Common Stock
                                  ------------------
                                                      Additional                    Total
                                    Number             Paid-in    Accumulated   Stockholders'
                                  of Shares   Amount   Capital      Deficit        Equity
                                  ----------  ------  ----------  ------------  -------------

Balances at December 31, 2000     46,900,132  $2,345     $37,710     $(38,179)         $1,876

Net earnings                               -       -           -          226             226
                                  ----------  ------  ----------     --------          ------

Balances at September 30, 2001    46,900,132  $2,345     $37,710     $(37,953)         $2,102
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

2.   Transfer of Partnership Interest

     Pursuant to the June 8, 2000 agreements with Crosby Capital L.L.C. ("Crosby"), an additional 7.5% limited partnership interest was transferred from Crosby to Aviva effective August 14, 2001, when Crosby received in distributions from Argosy Energy International ("Argosy") an amount equal to $3,500,000 plus interest at the prime rate plus 1%. Argosy is the Utah limited partnership that holds the Company's Colombian properties. The Company's interest in Argosy is 29.6196% after the transfer.

     The Company proportionately consolidates its interest in Argosy. The excess of net assets over the net liabilities of Argosy attributable to the additional 7.5% partnership interest transferred to the Company effective August 14, 2001 equaled approximately $340,000. Such amount has been credited to the Company's Colombian cost center in accordance with the full cost method of accounting.

3.   Property and Equipment

     Internal general and administrative costs directly associated with oil and gas property acquisition, exploration and development activities have been capitalized in accordance with the accounting policies of the Company. Such costs totaled $46,000 for the nine months ended September 30, 2001 and $46,000 for the nine months ended September 30, 2000.

     Unevaluated oil and gas properties totaling $303,000 and $272,000 at September 30, 2001 and December 31, 2000, respectively, have been excluded from costs subject to depletion. The Company capitalized interest costs of $37,000 for the nine-month period ended September 30, 2000 on these properties.

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                            (unaudited) (continued)

4.   Commitments and Contingencies

     The Company is engaged in ongoing operations on the Santana contract in Colombia. The contract obligations have been met; however, the Company plans to recomplete certain existing wells and engage in various other projects. The Company's current share of the estimated future costs of these activities is approximately $0.3 million at September 30, 2001. Any substantial increase in the amount of the above referenced expenditures could adversely affect the Company's ability to meet these obligations.

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

     During 1998, leftist Colombian guerrillas inflicted significant damage on Argosy's oil processing and storage facilities. Since that time Argosy has been subject to lesser attacks on its pipelines and equipment resulting in only minor interruptions of oil sales. The Colombian army guards Argosy's operations; however, there can be no assurance that such operations will not be the target of additional guerrilla attacks in the future. The damages resulting from the above referenced attacks were covered by insurance. During 2001 the cost of such insurance became prohibitively high and, accordingly, Argosy has elected to no longer maintain terrorism insurance.

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

5.   Segment Information

     The following is a summary of segment information of the Company as of and for the nine-month periods ended September 30, 2001 and 2000 (in thousands):

                                                   United
                                                   States     Colombia    Total
                                                   -------    --------   -------
     2001
     ----
     Revenue:
       Oil and gas sales                            $  739     $  988     $1,727
       Service fees                                    376          -        376
                                                    ------     ------     ------
                                                     1,115        988      2,103
                                                    ------     ------     ------

     Expense:
       Production                                      602        435      1,037
       Depreciation, depletion and amortization        105         91        196
       General and administrative                      755         76        831
       Recovery of losses on accounts receivable       (47)         -        (47)
                                                    ------     ------     ------
                                                     1,415        602      2,017
                                                    ------     ------     ------

     Interest and other income (expense), net           46        153        199
     Interest expense                                   (3)         -         (3)
                                                    ------     ------     ------

     Earnings (loss) before income taxes              (257)       539        282

     Income taxes                                        -         56         56
                                                    ------     ------     ------

     Net earnings (loss)                            $ (257)    $  483     $  226
                                                    ======     ======     ======

     Total assets                                   $1,693     $1,522     $3,215
                                                    ======     ======     ======

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                            (unaudited) (continued)

                                                    United
                                                    States   Colombia    Total
                                                    -------  ---------  -------
     2000
     ----
     Revenue:
       Oil and gas sales                            $1,177     $3,877   $5,054
       Service fees                                    221          -      221
                                                    ------     ------   ------
                                                     1,398      3,877    5,275
                                                    ------     ------   ------

     Expense:
       Production                                      853      1,131    1,984
       Depreciation, depletion and amortization         94        359      453
       General and administrative                      825         49      874
       Reorganization fees                              35          -       35
       Recovery of losses on accounts receivable      (221)         -     (221)
                                                    ------     ------   ------
                                                     1,586      1,539    3,125
                                                    ------     ------   ------

     Gain on transfer of partnership interests           -      3,452    3,452
     Interest and other income (expense), net           (1)       114      113
     Interest expense                                 (185)      (564)    (749)
                                                    ------     ------   ------

     Earnings (loss) before income taxes and
       extraordinary item                             (374)     5,340    4,966

     Income taxes                                        -        212      212
                                                    ------     ------   ------

     Earnings (loss) before extraordinary
       item                                           (374)     5,128    4,754

     Extraordinary item - debt
       extinguishment                                    -      3,084    3,084
                                                    ------     ------   ------

     Net earnings (loss)                            $ (374)    $8,212   $7,838
                                                    ======     ======   ======

     Total assets                                   $2,409     $1,788   $4,197
                                                    ======     ======   ======

Item 2.   Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
Results of Operations.
---------------------

Results of Operations
---------------------

Three Months Ended September 30, 2001 compared to Three Months Ended September
------------------------------------------------------------------------------
30, 2000
--------

                                 United States   Colombia
                                   Oil    Gas       Oil    Total
                                  -----   ---      -----   -----
       (Thousands)

       Revenue - 2000             $ 357   $27       $357   $ 741

       Volume variance             (143)   (1)        92     (52)
       Price variance               (39)   (8)       (90)   (137)
                                  -----   ---       ----   -----

       Revenue - 2001             $ 175   $18       $359   $ 552
                                  =====   ===       ====   =====

Colombian oil volumes were 16,000 barrels in the third quarter of 2001, an increase of 3,000 barrels as compared to the third quarter of 2000. Such increase is mainly due to the transfer of a 7.5% partnership interest to Aviva from Crosby Capital L.L.C. ("Crosby") (see note 2 to the condensed consolidated financial statements included elsewhere herein).

U.S. oil volumes were 7,000 barrels in 2001, down approximately 5,000 barrels from 2000. Such decrease is primarily due to the relinquishment of Main Pass 41 effective November 7, 2000. U.S. gas volumes were 6,000 thousand cubic feet
(MCF) in 2001, approximately the same as in 2000.

Colombian oil prices averaged $22.40 per barrel during the third quarter of 2001. The average price for the same period of 2000 was $27.63 per barrel. The Company's average U.S. oil price decreased to $24.72 per barrel in 2001, down from $30.26 per barrel in 2000. U.S. gas prices averaged $3.04 per MCF in 2001 compared to $4.43 per MCF in 2000.

Service fees of $102,000 for administering the Colombian assets were received in 2001 compared to $166,000 in 2000. The 2001 amount covers three months at a monthly rate of $46,000. The 2000 amount covers three months at a monthly rate of $71,000. The recorded amounts are net of Aviva Overseas' 22.1196% (29.6196% after August 14, 2001) share of the fees.

Operating costs decreased approximately 25%, or $108,000, primarily as a result of the relinquishment of Main Pass 41 effective November 7, 2000.

General and administration ("G&A") expenses decreased $39,000 or 13% primarily as a result of lower public ownership costs and lower legal fees.

Interest expense decreased $65,000 in 2001 due to the extinguishment of the Company's long-term debt in 2000.

Nine Months Ended September 30, 2001 compared to Nine Months Ended September 30,
--------------------------------------------------------------------------------
2000
----


                                United States   Colombia
                                  Oil    Gas       Oil      Total
                                 -----   ----    -------   -------
       (Thousands)

       Revenue - 2000            $1,106   $71    $ 3,877   $ 5,054

       Volume variance             (383)   (8)    (2,670)   (3,061)
       Price variance               (70)   23       (219)     (266)
                                 ------   ---    -------   -------

       Revenue - 2001            $  653   $86    $   988   $ 1,727
                                 ======   ===    =======   =======

Colombian oil volumes were 44,000 barrels in the first nine months of 2001, a decrease of 99,000 barrels as compared to the first nine months of 2000. Such decrease is due to an 84,000 barrel decrease resulting from the transfer of partnership interests to Crosby on June 8, 2000 and a 17,000 barrel decrease resulting from production declines, partially offset by a 2,000 barrel increase due to the transfer of a 7.5% partnership interest to Aviva from Crosby on August 14, 2001 (see note 2 to the condensed consolidated financial statements included elsewhere herein).

U.S. oil volumes were 25,000 barrels in 2001, down approximately 14,000 barrels from 2000. Such decrease is primarily due to the relinquishment of Main Pass 41 effective November 7, 2000. U.S. gas volumes were 18,000 MCF in 2001, down 1,000 MCF from 2000. Such decrease is due to the relinquishment of Main Pass 41 effective November 7, 2000.

Colombian oil prices averaged $22.52 per barrel during the first nine months of 2001. The average price for the same period of 2000 was $27.06 per barrel. The Company's average U.S. oil price decreased to $25.63 per barrel in 2001, down from $28.38 per barrel in 2000. U.S. gas prices averaged $4.81 per MCF in 2001 compared to $3.49 per MCF in 2000.

Service fees of $376,000 for administering the Colombian assets were received in 2001 compared to $221,000 in 2000. The 2001 amount covers nine months, whereas the 2000 amount covers only four months. These amounts are net of Aviva Overseas' 22.1196% (29.6196% after August 14, 2001) share of the fees.

Operating costs decreased approximately 48%, or $947,000, primarily as a result of the transfer of partnership interests to Crosby.

Depreciation, depletion and amortization decreased by 57%, or $257,000, primarily as a result of the transfer of partnership interests to Crosby and a decrease in the amount of oil produced.

G&A expenses decreased $43,000 or 5% primarily as a result of lower state franchise taxes and lower legal fees.

During 2000, in connection with the restructuring of the Company's long term debt, the Company realized a $3,452,000 gain on the transfer of partnership interests to Crosby and an extraordinary gain of $3,084,000, net of income taxes of $1,589,000, on the extinguishment of a portion of the debt. There were no similar gains during 2001.

Interest expense decreased $746,000 in 2001 due to the extinguishment of the Company's long-term debt in 2000.

Income taxes were $156,000 lower in 2001 principally as a result of the transfer of partnership interests to Crosby.

New Accounting Pronouncements
-----------------------------

In July 2001 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method, and SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. As of September 30, 2001 there is no impact on the Company's financial statements as we have not entered into any business combinations and have not acquired goodwill.

Also, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations" which establishes requirements for the accounting of removal-type costs associated with asset retirements. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company is currently assessing the impact on its financial statements.

On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years with earlier application encouraged. The Company is currently assessing the impact on its financial statements.

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents totaled $775,000 and $820,000 at September 30, 2001 and December 31, 2000, respectively. The decrease in cash and cash equivalents resulted primarily from net cash used in investing activities ($68,000) partially offset by net cash provided by operating activities ($10,000) and effect of exchange rate changes on cash ($13,000).

Net cash used in investing activities was $68,000 in 2001. This decrease resulted primarily from property and equipment expenditures of $113,000 resulting principally from the acquisition of additional interests in the company's Breton Sound leases.

The Company plans to recomplete certain existing wells and engage in various other projects in Colombia. The Company's current share of the estimated future costs of these development activities is approximately $0.3 million at September 30, 2001. Any substantial increase in the amount of the above referenced expenditures could adversely affect the Company's ability to meet these obligations.

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

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

a)  Exhibits
------------

None


b) Reports on Form 8-K
----------------------

The Company did not file any Current Reports on Form 8-K during or subsequent to the end of the third quarter of 2001.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    AVIVA PETROLEUM INC.



Date:  November 13, 2001            /s/ Ronald Suttill
                                    -------------------------------------
                                    Ronald Suttill
                                    President and Chief Executive Officer



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