Form 10-K405
period 2001-12-31
AVIVA PETROLEUM INC /TX/
filed 2002-03-29
CIK 910659

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended     DECEMBER 31, 2001
                                             ---------------------

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from _________ to ___________

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

                                            Names of each exchange
                                            ----------------------
          Title of each class               on which registered
          -------------------               -------------------
          Common Stock, without par value   None -- Common Stock quoted on
                                            OTC Bulletin Board

          Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, without par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No ___.
                                              ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x .
                ---

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant on February 28, 2002 was approximately $2,139,872. As of such date, the last sale price of a share of the Registrant's common stock, without par value ("Common Stock"), was U.S. $0.05, as quoted on the OTC Bulletin Board.

As of February 28, 2002, the Registrant had 46,900,132 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                         TABLE OF CONTENTS TO FORM 10-K

                                                                           Page
                                                                        -------
Part I

     Item 1.    Business
                   General.......... ......................................   1
                   Garnet Merger...........................................   1
                   Debt Restructuring......................................   1
                   Current Operations......................................   1
                   Risks Associated with the Company's Business............   2
                   Products, Markets and Methods of Distribution...........   3
                   Regulation..............................................   4
                   Competition.............................................   6
                   Employees...............................................   7
     Item 2.    Properties
                   Productive Wells and Drilling Activity..................   7
                   Undeveloped Acreage.....................................   7
                   Title to Properties.....................................   8
                   Reserves and Future Net Cash Flows......................   8
                   Production, Sales Prices and Costs......................   8
                   Significant Properties
                      Colombia.............................................   9
                      United States........................................  11
                      Papua New Guinea.....................................  12
     Item 3.    Legal Proceedings..........................................  12
     Item 4.    Submission of Matters to a Vote of Security Holders........  13

Part II

     Item 5.    Market for Registrant's Common Equity and Related
                Stockholder Matters
                   Price Range of Depositary Shares and Common Stock.......  13
                   Dividend History and Restrictions.......................  14
     Item 6.    Selected Financial Data....................................  14
     Item 7.    Management's Discussion and Analysis of Financial Condition
                and Results of Operations
                   Critical Accounting Policies............................  15
                   Results of Operations...................................  15
                   New Accounting Pronouncements...........................  17
                   Liquidity and Capital Resources.........................  17
     Item 7A.   Quantitative and Qualitative Disclosure about Market Risk..  18
     Item 8.    Financial Statements and Supplementary Data................  18
     Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................................  18
Part III

     Item 10.   Directors and Executive Officers of the Registrant
                   Directors of the Company................................  19
                   Executive Officers of the Company.......................  19
                   Meetings and Committees of the Board of Directors.......  19
                   Compliance with Section 16(a) of the Securities Exchange
                   Act of 1934.............................................  20
     Item 11.   Executive Compensation
                   Summary Compensation Table..............................  20
                   Directors' Fees.........................................  20
                   Option Grants During 2001...............................  20
                   Option Exercises During 2001 and Year End Option Values.  20

                                      (i)

                                                                           Page
                                                                        -------
                   Compensation Committee Interlocks and Insider
                      Participation in Compensation Decisions..............  21
                   Employment Contracts....................................  21
                   Compensation Committee Report on Executive Compensation.  21
                   Performance Graph.......................................  22
     Item 12.   Security Ownership of Certain Beneficial Owners and
                Management
                   Security Ownership of Certain Beneficial Owners ........  23
                   Security Ownership of Management........................  24
     Item 13.   Certain Relationships and Related Transactions.............  24

Part IV

     Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
                8-K........................................................  25

Signatures       ..........................................................  28

                                      (ii)

                                     PART I

ITEM 1. BUSINESS

General

     Aviva Petroleum Inc. (referred to collectively with its consolidated subsidiaries as the "Company"), a Texas corporation, through its subsidiaries, is engaged in the exploration for and production and development of oil and gas in Colombia, offshore in the United States, and in Papua New Guinea. The Company was incorporated in 1973 and the common stock, without par value ("Common Stock"), of the Company trades on the OTC Bulletin Board under the symbol "AVVP". The Company's principal executive offices are located in Dallas, Texas.

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

Debt Restructuring

     On June 8, 2000, the Company entered into agreements with the Company's senior secured lender, Crosby Capital L.L.C. ("Crosby"), in order to restructure the Company's senior debt which, including unpaid interest, aggregated $16,103,064 as of May 31, 2000. Pursuant to the agreements, Crosby canceled $13,353,064 of such debt and transferred to the Company warrants on 1,500,000 shares of the Company's common stock in exchange for the general partner rights and an initial 77.5% partnership interest in Argosy Energy International ("Argosy"), a Utah limited partnership which holds the Company's Colombian properties. Following the transaction, Aviva Overseas, Inc. ("Aviva Overseas"), a wholly owned subsidiary of the Company, owned a 22.1196% limited partnership interest in Argosy. An additional 7.5% limited partnership interest was transferred from Crosby to Aviva Overseas effective August 14, 2001, when Crosby received in distributions from Argosy an amount equal to $3,500,000 plus interest at the prime rate plus 1%. The Company's interest in Argosy is 29.6196% after the transfer.

     The Company's remaining debt of $2,750,000 was reacquired from Crosby on December 21, 2000, in exchange for a 15% net profits interest in any new production at Breton Sound Block 31 field. This transaction substantially completed the restructuring of the Company and the reorganization of the Company's wholly owned subsidiary, Aviva America, Inc. ("AAI").

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

Current Operations

     Colombia. The Company is the owner of interests in, and is engaged in
     --------
exploration for, and development and production of oil from, three contracts granted by Empresa Colombiana de Petroleos, the Colombian national oil company ("Ecopetrol").

     The Company's Colombian activities are carried out by Argosy which operates the Colombian properties. Argosy is currently party to three contracts with Ecopetrol called Santana, Rio Magdalena and Aporte Putumayo. Argosy expects to sign a fourth contract, the Guayuyaco contract, in April 2002. All contract areas are located in the Putumayo Basin of southwestern Colombia, except for Rio Magdalena which is located in the Upper Magdalena Basin in central Colombia. The Company's production activities are currently limited to the Santana contract area.

     Twenty-one wells have been drilled on the Santana contract area. Of 13 exploratory wells, seven have been productive and six were dry holes. Of eight development wells, seven have been productive. Four fields have been discovered and have been declared commercial by Ecopetrol. Gross production from the Santana block has totaled approximately 17.4 million barrels during the period from April 1992, when production commenced, through December 2001.

     The Aporte Putumayo block produced from 1976 until March 1995, when declining production caused the block to be unprofitable under the terms of the contract. The block has been relinquished, however Argosy remains obligated for abandonment and restoration operations on the old wells in the block.

     Each concession is governed by a separate contract with Ecopetrol. Generally, the contracts cover a specific period and require certain exploration expenditures in the early years of the contract and, in the later years of the contract, permit exploitation of reserves that have been found. The Santana contract provides that Ecopetrol shall receive, on behalf of the Colombian Ministry of Mines, royalty payments in the amount of 20% of the gross proceeds of the oil produced pursuant to the respective contract, less certain costs of transporting the oil to the point of sale. The Rio Magdalena contract (and the proposed Guayuyaco contract, see "Item 2. Properties -- Significant Properties") provides for similar royalty payments, however, the amount of royalty is calculated on a sliding scale that ranges from 5% (for production up to 5,000 barrels per day) up to a maximum of 25%. Under each of the contracts, application must be made to Ecopetrol for a declaration of commerciality for each discovery. If Ecopetrol declares the discovery commercial, it has the right to a reversionary interest in the field equal to its specified interest and is required to pay its share of all future costs. If, alternatively, Ecopetrol declines to declare the discovery commercial, Argosy has the right to proceed with development and production at its own expense until such time as it has recovered 200% of the costs incurred, at which time Ecopetrol is entitled to back in for a working interest in the field equal to its specified interest without payment or reimbursement of any historical costs. Exploration costs (as defined in the contracts) incurred by Argosy prior to the declaration of commerciality are recovered by means of retention by Argosy of a portion of the non-royalty proceeds of production from each well until costs relating to that well are recovered.

     United States. In the United States the Company, through its wholly owned
     -------------
subsidiary, AAI, has been engaged in the production of oil and gas attributable to its working interests in various wells located in the Gulf of Mexico offshore Louisiana, at Main Pass 41 and Breton Sound 31 fields. Effective November 7, 2000, the Company assigned all of its interest in the Main Pass 41 field to the field operator. AAI continues to produce from, and is the operator of, the Breton Sound 31 field. The Company acquired its interests in these fields through the acquisition of Charterhall Oil North America PLC in 1990.

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

Risks Associated with the Company's Business

     General. The Company's operations are subject to oil field operating
     -------
hazards such as fires, explosions, blowouts, cratering and oil spills, any of which can cause loss of hydrocarbons, personal injury and loss of life, and can severely damage or destroy equipment, suspend drilling operations and cause substantial damage to subsurface structures, surrounding areas or property of others. As protection against operating hazards, the Company maintains broad insurance coverage, including indemnity insurance covering well control, redrilling and cleanup and containment expenses, Outer Continental Shelf Lands Act coverage, physical damage on certain risks, employers' liability, comprehensive general liability, appropriate auto and marine liability and workers' compensation insurance. The Company believes that such insurance coverage is customary for companies engaged in similar operations, but the Company may not be fully insured against various of the foregoing risks, because such risks are either not fully insurable or the cost of insurance is prohibitive. The Company does not carry business interruption or terrorism insurance because of the prohibitively high cost. The occurrence of an uninsured hazardous event could have a material adverse effect on the financial condition of the Company.

     Colombia. The Company has expended significant amounts of capital for the
     --------
acquisition, exploration and development of its Colombian properties and may expend additional capital for further exploration and development of such properties. Even if the results of such activities are favorable, further drilling at significant cost may be required to determine the extent of and to produce the recoverable reserves. Failure to fund certain capital expenditures could result in a decrease in the Company's ownership interest in Argosy or, possibly, a forfeiture of all or part of the Company's interests in the applicable property. For additional information on the Company's concession obligations, see "-- Current Operations," and regarding its cash requirements, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

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

     There are logistical problems, costs and risks in conducting oil and gas activities in remote, rugged and primitive regions in Colombia. The Company's operations are also exposed to potentially detrimental activities by the leftist guerrillas who have operated within Colombia for many years. The guerrillas in the Putumayo area, where the Company's property is located, have as recently as August 3, 1998, significantly damaged the Company's assets. Since that time the Company has been subject to lessor attacks on its pipelines and equipment resulting in only minor interruptions of oil sales. The Colombian army guards the Company's operations, however, there can be no assurance that the Company's operations will not be the target of significant guerrilla attacks in the future. The damages resulting from the above-referenced attacks were covered by insurance. During 2001 the cost of such insurance became prohibitively high and, accordingly, Argosy has elected to no longer maintain terrorism insurance.

     United States. The Company's activities in the United States are subject
     -------------
to a variety of risks. The U.S. properties could, in certain circumstances, require expenditure of significant amounts of capital. Failure to fund its share of such costs could result in a diminution of value of, or under applicable operating agreements forfeiture of, the Company's interest. The Company's ability to fund such expenditures is also dependent upon the ability of the other working interest owners to fund their share of the costs. If such working interest owners fail to do so, the Company could be required to pay its proportionate share or forego further development of such properties. The Company's activities in the United States are subject to various environmental regulations and to price risk. See "-- Regulation" and "-- Products, Markets and Methods of Distribution."

     Information concerning the amounts of revenue, operating loss and identifiable assets attributable to each of the Company's geographic areas is set forth in Note 10 of the Notes to Consolidated Financial Statements contained elsewhere herein.

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

     During each of the three years ended December 31, 2001, the Company received the majority of its revenue from Ecopetrol. Sales to Ecopetrol accounted for $1,253,000 or 59% of oil and gas revenue for 2001, $4,267,000, or 74% of oil and gas revenue for 2000, and $5,683,000, or 84% of oil and gas revenue for 1999. The foregoing amounts represent the Company's entire Colombian oil revenue. If Ecopetrol were to elect not to purchase the Company's Colombian oil production, the Company believes that other purchasers could be found for such production.

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

     During 2001 and 2000, the Company received more than 10% of its revenue from one domestic purchaser. Such revenue accounted for $782,000, or 37% of oil and gas revenue for 2001 and $968,000, or 16.7% of oil and gas revenue for 2000. During 1999, the Company did not receive more than 10% of its revenue from any one domestic purchaser.

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

Regulation

     Environmental Regulation. The Company's operations are subject to foreign,
     ------------------------
federal, state, and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of a permit by operators before drilling commences; restrict the types, quantities, and concentration of various substances that can be released into the environment in connection with drilling and production activities; limit or prohibit drilling activities on certain lands lying within wilderness areas, wetlands, and other protected areas; require remedial measures to mitigate pollution from former operations, such as plugging and abandoning wells; and impose substantial liabilities for pollution resulting from the Company's operations. The regulatory burden on the oil and gas industry increases the cost of doing business and consequently affects its profitability. Changes in environmental laws and regulations occur frequently, and any revision or reinterpretation of existing laws and regulations or adoption of new laws and regulations that result in more stringent and costly waste handling, disposal, remedial, drilling, permitting, or operational requirements could have a material adverse impact on the operating costs of the Company, as well as significantly impair the Company's ability to compete with larger, more highly capitalized companies. Management believes that the Company is in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on the Company's operations, capital expenditures, and earnings. Management further believes, however, that risks of substantial costs and liabilities are inherent in oil and gas operations, and there can be no assurance that significant costs and liabilities, including administrative, civil and criminal penalties for violations of environmental laws and regulations and cleanup costs for remediation of contaminated properties, will not be incurred. For more information, please read "Item 3. Legal Proceedings."

     Colombia. Any significant exploration or development of the Company's
     --------
Colombian properties in which it now holds a non-operating interest, such as conducting a seismic program, the drilling of an exploratory or developmental well or the construction of a pipeline, requires environmental review and the issuance of environmental permits by the Ministry of the Environment. In recent years while it was operator of these Colombian properties, the Company received environmental permits without substantial delay. There can be, however, no assurance that the current operator of these Colombian properties will not experience future delays in obtaining necessary environmental licenses. See also "Item 2. Properties -- Significant Properties -- Colombia."

     United States. The Company believes that its domestic operations are
     -------------
currently in substantial compliance with U.S. federal, state, and local environmental laws and regulations. In the past, the Company has incurred significant costs to make capital improvements, including the drilling and completion of a salt water injection well at Breton Sound 31 field, in order to maintain compliance with these U.S. environmental laws or regulations. There can be no assurance that the Company will not expend additional significant amounts in the future to maintain such compliance.

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

     The Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), also known as the "Superfund" law, and analogous state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered responsible for the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of hazardous substances found at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury, property damage and recovery of response costs allegedly caused by the hazardous substances released into the environment. The Company has not received any notification nor does it otherwise know of circumstances indicating that it may be potentially responsible for cleanup costs under CERCLA.

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

     Other Regulation - Colombia. The Company's Colombian operations, in which
     ---------------------------
it now holds a non-operating interest, are regulated by Ecopetrol, the Ministry of Mines and Energy, and the Ministry of the Environment, among others. Current environmental laws, regulations and the administration and enforcement thereof, or the passage of new environmental laws or regulations in Colombia, could result in substantial costs and liabilities in the future or in delays in obtaining the necessary permits to conduct these Colombian operations. These operations may also be affected from time to time in varying degrees by political developments in Colombia. Such political developments could result in cancellation or significant modification of the Company's contract rights with respect to such properties, or could result in tax increases and/or retroactive tax claims being assessed against the Company.

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

     Sales of crude oil, condensate and gas liquids by the Company are not currently regulated and are made at market prices. In a number of instances, however, the ability to transport and sell such products is dependent on pipelines whose rates, terms and conditions of service are subject to the Federal Energy Regulatory commission ("FERC") jurisdiction under the Interstate Commerce Act and, possibly, the Energy Policy Act of 1992. Certain regulations implemented by the FERC in recent years could result in an increase in the cost of transportation service on certain pipelines. However, the Company does not believe that these regulations affect it any differently than others.

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

     Other Regulations - Papua New Guinea. The Company's Papua New Guinea
     ------------------------------------
operations, in which it holds a non-operating interest, are currently governed by the Department of Petroleum and Energy, which has jurisdiction over all petroleum exploration in that country. In the event the Company develops and operates a petroleum business in Papua New Guinea, the Company will be subject to regulation by the Investment Promotion Authority, which regulates almost all business operations with significant foreign equity or with foreign management control.

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

Employees

     As of December 31, 2001, Aviva had 7 full-time employees.

ITEM 2. PROPERTIES

Productive Wells and Drilling Activity

     The following table summarizes the Company's developed acreage and productive wells at December 31, 2001. "Gross" refers to the total acres or wells in which the Company has a working interest, and "net" refers to gross acres or wells multiplied by the percentage working interest owned by the Company.

Developed Acreage (1)

                              Gross              Net
                           --------          -------
United States                 1,387            1,003
Colombia (2)                 3,706              384
                           --------          -------
                              5,093            1,387
                           ========          =======

Productive Wells (3)
                                  Oil                      Gas
                          ---------------------    ---------------------
                             Gross           Net      Gross           Net
                           -------        ------    -------        ------

United States                    7          4.93          3          2.30
Colombia                        14          1.45          -             -
                           -------        ------    -------        ------
                                21          6.38          3          2.30
                           =======        ======    =======        ======

(1)  Developed acreage is acreage assignable to productive wells.
(2)  Excludes Aporte Putumayo acreage pending abandonment operations.
(3) Productive wells represent producing wells and wells capable of producing.

     During the period from January 1, 1999 through December 31, 2001, the Company did not drill nor participate in the drilling of any development or exploratory wells.

Undeveloped Acreage

     The Company's undeveloped acreage in Colombia is held pursuant to the Santana and Rio Magdalena contracts with the Colombian government. No further relinquishments are required for the Santana contract until the expiration of the contract in 2015. The Rio Magdalena contract may, by operation of its terms, require the relinquishment of certain portions of the undeveloped acreage in 2007, 2009 and 2011. See "-- Significant Properties."

     The Company's undeveloped acreage in Papua New Guinea is held pursuant to PPL-206. See "-- Significant Properties."

     The Company does not have an undeveloped acreage position in the United States because of the costs of maintaining such a position. Oil and gas leases in the United States generally can be acquired by the Company for specific prospects on reasonable terms either directly or through farmout arrangements.

     The following table shows the undeveloped acreage held by the Company at December 31, 2001. Undeveloped acreage is acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether such acreage contains proved reserves.

                        Undeveloped Acres
                   ------------------------
                       Gross            Net
                   ---------         ------

Colombia
   Santana            48,636         14,406
   Rio Magdalena     144,609         14,991
Papua New Guinea   1,228,187         24,564
                   ---------         ------
                   1,421,432         53,961
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

     The Company will file with the Department of Energy (the "DOE") a statement with respect to the Company's estimate of proved oil and gas reserves as of December 31, 2001, that is not the same as that included in the estimate of proved oil and gas reserves as of December 31, 2001, as set forth in "Item
8. Financial Statements and Supplementary Data" elsewhere herein. The information filed with the DOE includes the estimated proved reserves of the properties of which the Company is the operator, whereas the estimated proved reserves contained in Item 8 hereof include only the Company's percentage share of the estimated proved reserves of all properties in which the Company has an interest.

Production, Sales Prices and Costs

     The following table summarizes the Company's oil production in thousands of barrels and natural gas production in millions of cubic feet for the years indicated:

                                     Year ended December 31,
                                ----------------------------------

                                  2001          2000          1999
                                ------        ------        ------

Oil (1)       United States         33            49            57
              Colombia              61           157           365

Gas           United States         24            25            53
              Colombia               -             -             -

(1) Includes crude oil and condensate.

     The average sales price per barrel of oil and per thousand cubic feet ("MCF") of gas produced by the Company and the average production (lifting) cost per dollar of oil and gas revenue and per barrel of oil equivalent (6 MCF:
1 barrel) were as follows for the years indicated:

                                                                Year ended December 31, (1)
                                                           ----------------------------------

                                                               2001         2000         1999
                                                           --------     --------     --------
Average sales price per barrel of oil(2)    United States  $  23.93     $  28.94     $  17.13
                                            Colombia       $  20.67     $  27.18     $  15.57

Average sales price per MCF of gas          United States  $   4.27     $   4.11     $   2.42
                                            Colombia       $      -     $      -     $      -

Average production cost per dollar of
   oil and gas revenue                      United States  $   0.89     $   0.72     $   1.05
                                            Colombia       $   0.49     $   0.31     $   0.42

Average production cost per barrel of
   oil equivalent                           United States  $  21.41     $  20.59     $  17.69
                                            Colombia       $  10.18     $   8.33     $   6.58

(1)  All amounts are stated in United States dollars.
(2)  Includes crude oil and condensate.

Significant Properties

     Colombia.
     --------
     The Company's Colombian properties currently consist of three contracts, two of which are located in the Putumayo Basin in southwestern Colombia along the eastern front of the eastern cordillera of the Andes Mountains. The Rio Magdalena contract, covering approximately 145,000 acres, is located in central Colombia in the prolific Upper Magdalena region. The Company's interest in each of the contracts is subject to certain reversionary interests in favor of Ecopetrol as described below. Argosy, as operator of the properties, carries out the program of operations for the three concessions. The program is determined by Argosy and approved by Ecopetrol. The Santana contract, which now consists of approximately 52,000 acres and contains 14 productive wells, has been in effect since 1987 and is the focus of the Company's current production activities. Argosy expects to sign a fourth contract, the Guayuyaco contract, in April 2002. The Guayuyaco and Rio Magdalena contracts are the focus of the Company's exploration activities.

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

     Two additional fields, the Mary and Miraflor fields, were discovered north of the Caqueta River and were declared commercial by Ecopetrol during 1993. Except for oil produced during production tests of wells located in these fields, the production was shut-in until the first quarter of 1995 when construction of a pipeline was completed and commercial production began. Completion of this pipeline provided the Company with direct pipeline access from all of its fields to the Pacific coast port of Tumaco. There are currently four producing wells in the Mary field and one producing well in the Miraflor field. A 3-D seismic survey was completed over the Mary and Miraflor fields during early 1997. Although the survey confirmed that additional development drilling is not required for the Miraflor field, it did confirm the presence of several prospects and leads previously identified from two-dimensional seismic data. These prospects and leads are now covered by the Guayuyaco contract described below.

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

     All oil produced from the Santana contract area is sold to Ecopetrol pursuant to the terms of the applicable sales contract with Ecopetrol. The contracts applicable to periods prior to December 1, 2001 generally provided that if Ecopetrol exported the oil, the price paid was the export price received by Ecopetrol, adjusted for quality differences, less a marketing fee of $0.165 per barrel. If Ecopetrol did not export the oil, the price paid was based on the price received from Ecopetrol's Cartagena refinery, adjusted for quality differences, less Ecopetrol's cost to transport the crude to Cartagena and a marketing fee of $0.165 per barrel.

     Effective December 1, 2001, Argosy entered into a new sales contract with Ecopetrol whereby the price paid, adjusted for quality differences, for each barrel of oil sold is determined based on the monthly average of West Texas Intermediate - Cushing ("WTI") less a variable differential as follows:

Average WTI ("US$/bbl.")      Contract Sales Price
------------------------      --------------------

$15 or less                   Ave. WTI less $4.38 per bbl.
$15.01 to $20.00              Ave. WTI less $4.88 per bbl.
$20.01 to $25.00              Ave. WTI less $5.38 per bbl.
$25.01 to $30.00              Ave. WTI less $6.38 per bbl.
Over $30                      Ave. WTI less $7.38 per bbl.

     In 2001, Ecopetrol exported the crude each month through October. November and December crude sales were sent to Ecopetrol's Cartagena refinery. The 2001 crude sales price averaged $20.67 per barrel.

          Rio Magdalena Contract. The Rio Magdalena contract, acquired by
          ----------------------
Argosy in December 2001, is an "association" contract whereunder Argosy and a 50% co-owner fulfill all exploration obligations without Ecopetrol's participation until a field is declared commercial by Ecopetrol, whereupon Ecopetrol will earn an initial 30% share in the field and must reimburse its 30% share of successful exploratory wells, seismic and stratigraphic wells, dry step-out exploratory wells and development wells and facilities through its 30% share of production. The contract provides that Ecopetrol's working interest will be 30% until aggregate oil production from the contract area reaches 60 million barrels. For production in excess of 60 million barrels, Ecopetrol's interest will increase from 30% to 65% based on a measure of profitability as defined in the contract.

     The contract obligations of the Rio Magdalena contract require Argosy and its co-owner to reprocess 40 kilometers of 2D seismic during the initial 18-month exploration phase of the contract. In the following 12-month exploration phase, Argosy and its co-owner are obligated to perform one of the following: (i) a seismic survey to acquire 30 kilometers of 3D seismic; (ii) a seismic survey to acquire 2D seismic at a cost equivalent to the 3D program; or
(iii) drill an exploratory well. If Argosy and its co-owner decide to proceed into the third phase of the contract, the drilling of an exploratory well would be required. If a field is discovered, the exploitation period is 22 years in the case of an oil discovery and 30 years, extendable to 40 years under certain circumstances, in the case of a natural gas discovery. Argosy has not yet completed the seismic reprocessing required in the first phase of the contract. Such reprocessing is currently underway.

          Guayuyaco Contract. The Guayuyaco contract, expected to be signed by
          ------------------
Argosy in April 2002, will be an "association" contract that overlays the undeveloped acreage contained within the Santana contract area. Under the proposed Guayuyaco contract, Argosy will fulfill all exploration obligations without Ecopetrol's participation until a field is declared commercial by Ecopetrol, whereupon Ecopetrol will earn an initial 30% share in the field and must reimburse its 30% share of direct exploration costs, as defined in the contract, through payment of 50% of its 30% share of production. The proposed contract provides that Ecopetrol's working interest will be 30% until aggregate oil production from the contract area reaches 60 million barrels. For production in excess of 60 million barrels, Ecopetrol's interest will increase from 30% to 65% based on a measure of profitability as defined in the contract.

     The proposed obligations of the Guayuyaco contract will require Argosy to drill one exploratory well during the initial 12-month exploration phase of the contract. Upon completion of the initial exploration phase, Argosy may relinquish the contract or proceed to the following 18-month exploration phase, whereunder Argosy will be obligated to drill a second exploratory well. The contract will terminate following the second phase if, not having discovered a field, Argosy does not request an extension to the contract. Upon request by Argosy, Ecopetrol may extend the contract an additional three years obligating Argosy to drill one exploration well in each of the three years of the extension. If a field is discovered, the exploitation period is 22 years in the case of an oil discovery and 30 years in the case of a natural gas discovery. Argosy is continuing its efforts to secure an industry partner to farm-in to this acreage and expects to drill the first exploratory well during the second quarter of 2003.

     Failure by Argosy to meet the obligations under the proposed contract will result in the loss of the proposed contract terms. The existing Santana production and acreage will not be affected. Failure by the Company to fund its share of Argosy's obligations under the proposed contract, assuming Argosy funds the obligation, could result in a decrease in the Company's ownership interest in Argosy.

     United States.
     -------------
     The Company's remaining oil and gas properties in the United States are located in the Gulf of Mexico offshore Louisiana at Breton Sound 31 field. The Breton Sound 31 field is operated by the Company.

     Breton Sound Block 31 is located 20 miles offshore Louisiana in 16 feet of water. The field is approximately 55 miles southeast of New Orleans on state leases. During 2001, five wells averaged 90 barrels of oil per day and 65 MCF of gas per day, net to the Company's interest, from three sands completed between 3,850 feet and 6,500 feet. The Company's working interests in the leases comprising the field vary from 64% to 90%.

     The interpretation of 3-D seismic data in 1996 identified two deep and several shallow prospects in the Breton Sound Block 31 field.

     On June 1, 2000, the Company signed a farmout agreement covering the deep prospects. The farmee was unable to conclude a drilling arrangement prior to June 30, 2001, the date to which the contract had been extended.

     During the latter part of 2001, an offset operator drilled a successful exploratory well approximately 4,000 feet from the eastern boundary of the Company's Breton Sound acreage. Management of the Company is currently in discussions with such operator, and other interested parties, with a view towards negotiating an arrangement to explore the Company's Breton Sound prospects.

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

     In accordance with the terms of the agreement governing PPL-206, the parties have performed surface geological work and completed seismic programs during 1998 and 2000. The 2000 program (the "Okoni Program") was followed by strike line acquisition in the first quarter of 2001 to determine the drilling location for the Bosavi exploratory well. Site preparation is currently underway and drilling of the Bosavi well is scheduled to begin in August 2002.

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

     The Company leases corporate office space in Dallas, Texas containing approximately 5,100 square feet pursuant to a lease which expires in January 2007. The annual lease payments for these offices are approximately $94,000.

ITEM 3. LEGAL PROCEEDINGS

     In "Terrebonne Parish School Board v. Quintana Petroleum Corporation, et al.," Case No. 00-0443, Sect. T (2) in the United States District Court for the Eastern District of Louisiana, the Terrebonne Parish School Board, also referred to as the "Board," has sued various oil and gas companies, including the Company, alleging that they dredged canals and moved equipment across Board property for the purpose of developing the minerals thereunder, but subsequently failed to restore the surface of the property, thus causing erosion to Louisiana coastal wetlands. The Company's involvement, as a successor to Jackson Exploration, Inc., with respect to any such Board property was brief, and records from the period are scarce. This lawsuit is currently stayed by this District Court pending resolution of an appeal made to the United States Court of Appeals for the Fifth Circuit of an unrelated case in which this same District Court granted summary judgment to the defendants for the same type of claims being made in this lawsuit because such claims were barred by Louisiana's limitation doctrine. Based on current information, Management of the Company does not expect this lawsuit to have a materially adverse effect on the Company's results of operations.

     There are no other legal proceedings to which the Company is a party or to which its properties are subject which are, in the opinion of management, likely to have a material adverse effect on the Company's results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended December 31, 2001.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Price Range of Depositary Shares and Common Stock

     The Company's Depositary Shares, each representing the beneficial ownership of five shares of Common Stock, traded on the OTC Bulletin Board (the "OTCBB") from May 13, 1999 until April 30, 2001, when the Company discontinued trading of the Depositary Shares. On May 16, 2001, the Common Shares began trading on the OTCBB under the symbol "AVVP". During 2001, an aggregate of 2,190,400 Depositary Shares and 2,052,200 Common Shares were traded on the OTCBB.

     The following table sets forth, for the periods indicated, the high and low prices for the Depositary Shares and the Common Stock on the OTCBB.

                                   2001                2000
                          ---------------------   -----------------
                              High         Low      High       Low
                          --------   ---------   -------   -------
OTC Bulletin Board:

   Common Stock
   ------------
   First Quarter          $    n/a    $    n/a   $   n/a   $   n/a
   Second Quarter         $   0.17    $   0.06   $   n/a   $   n/a
   Third Quarter          $   0.10    $   0.05   $   n/a   $   n/a
   Fourth Quarter         $   0.11    $   0.05   $   n/a   $   n/a

   Depositary Shares(1)
   ----------------------
   First Quarter          $   0.38    $   0.15  $   0.25  $   0.06
   Second Quarter         $   0.40    $   0.20  $   0.38  $   0.06
   Third Quarter          $    n/a    $    n/a  $   0.38  $   0.13
   Fourth Quarter         $    n/a    $    n/a  $   0.38  $   0.06

(1) Representing five shares of Common Stock.

     As of February 28, 2002, the Company had approximately 4,400 shareholders of record, including nominees for an undetermined number of beneficial holders.

Dividend History and Restrictions

     No dividends have been paid since June 1983, nor is there any current intention on the part of the directors of the Company to pay dividends in the future.

ITEM 6. SELECTED FINANCIAL DATA

     The following table summarizes certain selected financial data with respect to the Company for, and as of the end of, each of the five years ended December 31, 2001, which should be read in conjunction with the Consolidated Financial Statements included elsewhere herein.

                                                             For the Years Ended
                                                                  December 31,
                                   ---------------------------------------------------------------------
                                        2001          2000           1999           1998            1997
                                   ---------      --------      ---------      ---------       ---------
                                        (in thousands, except per share, per barrel and per MCF data)
For the period
   Revenues                        $   2,609      $  6,183      $   6,797      $   3,332       $   9,726
   Earnings (loss) before
      extraordinary item           $      77      $  4,961      $    (403)     $ (16,881)      $ (22,482)
   Extraordinary item -
      debt extinguishment          $       -      $  5,543      $      -       $    (197)      $       -
   Net earnings (loss)             $      77      $ 10,504      $    (403)     $ (17,078)      $ (22,482)
   Earnings (loss) before
      extraordinary item
      per common share             $    0.00      $   0.10      $   (0.01)     $   (0.49)      $   (0.71)
   Basic and diluted net
      earnings (loss)
      per common share             $    0.00      $   0.22      $   (0.01)     $   (0.50)      $   (0.71)
   Weighted average
      shares outstanding              46,900        46,900         46,813         34,279          31,483
   Cash dividends per
      common share                 $       -      $      -      $       -      $       -       $       -
   Total annual net oil
      production (barrels)
         Colombia                         61           157            365            255             426
         United States                    33            49             57             44              76
                                   ---------      --------      ---------      ---------       ---------
            Total                         94           206            422            299             502
                                   ---------      --------      ---------      ---------       ---------

   Total annual net gas
      production (MCF)
         United States                    24            25             53             68             316

   Average price per barrel
      of oil
         Colombia                  $   20.67      $  27.18      $   15.57      $   10.31      $    17.39
         United States             $   23.93      $  28.94      $   17.13      $   12.03      $    19.17
   Average price per MCF of
      Gas - United States          $    4.27      $   4.11      $    2.42      $    2.42      $     2.73

At period end
   Total assets                    $   3,134      $  3,311      $   8,986      $  11,422      $   16,445
   Long term debt, including
      current portion              $       -      $      -      $  14,495      $  14,805      $    7,690
   Stockholders' equity (deficit)  $   1,953      $  1,876      $ (11,483)     $ (11,083)     $    3,748

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

Critical Accounting Policies

     The Company's significant accounting policies are included in Note 1 to the Consolidated Financial Statements. These policies, along with the underlying assumptions and judgments made by the Company's management in their application, have a significant impact on the Company's consolidated financial statements. The Company identifies its most critical accounting policies as those that are the most pervasive and important to the portrayal of the Company's financial position and results of operations, and that require the most difficult, subjective and/or complex judgments by management regarding estimates about matters that are inherently uncertain. The Company's most critical policies are those related to property and equipment and impairment of assets.

Results of Operations

2001 versus 2000
----------------
                                          United States    Colombia
                                          Oil       Gas      Oil       Total
                                       --------   ------   --------   --------
          (Thousands)

          Oil and gas sales - 2000     $  1,428   $  100   $  4,268   $  5,796

          Volume variance                  (482)     (28)    (2,584)    (3,094)

          Price variance                   (164)      29       (431)      (566)
                                       --------   ------   --------   --------

          Oil and gas sales - 2001     $    782   $  101   $  1,253   $  2,136
                                       ========   ======   ========   ========

     Colombian oil volumes were 61,000 barrels in 2001, a decrease of 96,000 barrels from 2000. Such decrease is due to an 84,000 barrel decrease resulting from the transfer of partnership interests to Crosby on June 8, 2000 and a 19,000 barrel decrease resulting from production declines, partially offset by a 7,000 barrel increase due to the transfer of a 7.5% partnership interest to Aviva from Crosby on August 14, 2001 (see note 2 of the consolidated financial statements included elsewhere herein).

     U.S. oil volumes were 33,000 barrels in 2001, down approximately 16,000 barrels from 2000. Such decrease is primarily due to the relinquishment of Main Pass 41 effective November 7, 2000. U.S. gas volumes were 24,000 MCF in 2001, down 1,000 MCF from 2000. Such decrease is due to the relinquishment of Main Pass 41 as discussed above.

     Colombian oil prices averaged $20.67 per barrel during 2001. The average price for the same period in 2000 was $27.18 per barrel. The Company's average U.S. oil price decreased to $23.93 per barrel in 2001, down from $28.94 per barrel in 2000. In 2001 prices were lower than in 2000 due to an overall decrease in world oil prices. U.S. gas prices averaged $4.27 per MCF in 2001 compared to $4.11 per MCF in 2000.

     Service fees of $473,000 for administering the Colombian assets were received in 2001 compared to $387,000 in 2000. The 2001 amount covers three months at a monthly rate of $71,000 and nine months at a monthly rate of $46,000. The 2000 amount covers seven months at a monthly rate of $71,000. The recorded amounts are net of Aviva Overseas' 22.1196% (29.6196% after August 14, 2001) share of the fees.

     Operating costs decreased approximately 42%, or $1,005,000, primarily as a result of the transfer of partnership interests to Crosby.

     Depreciation, depletion and amortization ("DD&A") decreased by 38%, or $195,000, primarily as a result of the transfer of partnership interests to Crosby and a decrease in the amount of oil produced.

     General and administrative ("G&A") expenses decreased $151,000 or 13% primarily as a result of the reversal of over accrued public ownership costs, lower state franchise taxes, lower legal fees and lower stock-based compensation.

     During 2000, in connection with the restructuring of the Company's long-term debt, the Company realized a $3,452,000 gain on the transfer of partnership interests to Crosby and an extraordinary gain of $5,543,000, net of income taxes of $2,855,000, on the extinguishment of a portion of the debt. There were no similar gains during 2001.

     Interest expense decreased $802,000 in 2001 due to the extinguishment of the Company's long-term debt in 2000.

     Income taxes were $169,000 lower in 2001 principally as a result of the net transfer of partnership interests to Crosby.

2000 versus 1999
----------------
                                          United States    Colombia
                                          Oil      Gas       Oil       Total
                                       --------   -----    -------    --------
          (Thousands)

          Oil and gas sales - 1999     $   987    $ 127    $ 5,683    $  6,797

          Volume variance                 (141)     (90)    (3,671)     (3,902)

          Price variance                   582       66      2,256       2,904

          Other                              -       (3)         -          (3)
                                       -------    -----    -------    --------

          Oil and gas sales - 2000     $ 1,428    $ 100    $ 4,268    $  5,796
                                       =======    =====    =======    ========

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

     DD&A decreased by 49%, or $485,000, primarily as a result of the transfer of partnership interests to Crosby and lower volumes of oil produced.

     G&A expenses declined $88,000 mainly as a result of lower public ownership costs and lower fees paid to consultants, partially offset by higher employee related costs.

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

New Accounting Pronouncements

     In July 2001 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method, and SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. As of December 31, 2001 there is no impact on the Company's financial statements as we have not entered into any business combinations and have not acquired goodwill.

     Also, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations" which establishes requirements for the accounting of removal-type costs associated with asset retirements. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company is currently assessing the impact on its financial statements.

     On October 3, 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years with earlier application encouraged. The Company is currently assessing the impact on its financial statements.

Liquidity and Capital Resources

     Cash and cash equivalents totaled $1,010,000 and $820,000 at December 31, 2001 and 2000, respectively. The increase in cash and cash equivalents resulted almost exclusively from net cash provided by operating activities.

     Net cash provided by operating activities was $190,000 in 2001, compared to $1,722,000 for 2000. The decrease in net cash provided by operating activities from 2000 to 2001 is primarily due to the sale of a major partnership interest in Argosy during 2000 combined with lower oil prices.

     During the latter part of 2001, an offset operator drilled a successful exploratory well approximately 4,000 feet from the eastern boundary of the Company's Breton Sound acreage. Management of the Company is currently in discussions with such operator, and other interested parties, with a view towards negotiating an arrangement to explore the Company's Breton Sound prospects. At this time it is not possible to predict the cost, if any, net to the Company, that may arise should management successfully negotiate such an arrangement.

     The Company is also engaged in ongoing operations in Colombia. The obligations under the Santana contract have been met; however, Argosy plans to recomplete certain existing wells and engage in various other projects. The first of these recompletions is scheduled during 2003, and the majority of the remaining recompletions are scheduled during 2004. The Company's share of the estimated future costs of these activities is approximately $0.2 million at December 31, 2001.

     The contract obligations of the Rio Magdalena contract require Argosy and its co-owner to reprocess 40 kilometers of 2D seismic during the initial 18-month exploration phase of the contract. The Company's current share of the estimated future costs of this phase is approximately $74,000 at December 31, 2001. Additional expenditures will be required should Argosy decide to enter into the second phase of the contract.

     The proposed obligations of the Guayuyaco contract will require Argosy to drill one exploratory well during the initial 12-month exploration phase of the contract. Upon completion of the initial exploration phase, Argosy may relinquish the contract or proceed to the following 18-month exploration phase, whereunder Argosy will be obligated to drill a second exploratory well. Argosy is continuing its efforts to secure an industry partner to farm-in to this acreage and expects to drill the first exploratory well during the second quarter of 2003.

     Failure by Argosy to meet the obligations under the proposed Guayuyaco contract will result in the loss of the proposed contract terms. The existing Santana production and acreage will not be affected. Failure by the Company to fund its share of Argosy's obligations, assuming Argosy funds the obligation, could result in a decrease in the Company's ownership interest in Argosy.

     The Company expects to fund its share of the cost of the recompletions on the Santana contract and the seismic commitments on the Rio Magdalena contract using existing cash and cash provided from operations. Risks that could adversely affect funding of such activities include, among others, delays in obtaining any required environmental permits, failure to produce the reserves as projected or a decline in the sales price of oil. Any substantial increases in the amounts of these required expenditures could adversely affect the Company's ability to fund these activities. Any substantial delays could, through the impact of inflation, increase the required expenditures. Cost overruns resulting from factors other than inflation could also increase the required expenditures. Historically, the inflation rate of the Colombian peso has been in the range of 15-30% per year. Devaluation of the peso against the U.S. dollar has historically been slightly less than the inflation rate in Colombia. The Company has historically funded capital expenditures in Colombia by converting U.S. dollars to pesos at such time as the expenditures have been made. As a result of the interaction between peso inflation and devaluation of the peso against the U.S. dollar, inflation, from the Company's perspective, had not been a significant factor. During 1994, the first half of 1995 and 1996, however, devaluation of the peso was substantially lower than the rate of inflation of the peso, resulting in an effective inflation rate in excess of that of the U.S. dollar. There can be no assurance that this condition will not occur again or that, in such event, there will not be substantial increases in future capital expenditures as a result. Due to Colombian exchange controls and restrictions and the lack of an effective market, it is not feasible to hedge against the risk of net peso inflation against the U.S. dollar and the Company has not done so. Depending on the results of future exploration and development activities, substantial expenditures which have not been included in the Company's cash flow projections may be required.

     Although the ultimate outcome of these matters cannot be projected with certainty, management believes that the Company's existing capital resources are adequate to fund its current obligations. If, however, the Company enters into an arrangement to explore its Breton Sound acreage, the Company's existing capital resources may be inadequate to fund the Company's share, if any, of the exploration program. Accordingly, the Company may be required to raise additional capital through equity issues, incurring debt or by sales of assets. There can be no assurance that such attempts to raise additional capital would be successful.

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

          Name     Age            Positions                     Director Since
          ----     ---            ---------                     --------------

Ronald Suttill     70      President, Chief Executive Officer       1985
                           and Director

Robert J. Cresci   58      Director                                 1998

     The following sets forth the periods during which directors have served as such and a brief account of the business experience of such persons during at least the past five years.

     Ronald Suttill has been a director of the Company since August 1985 and has been President and Chief Executive Officer of the Company since January 1992.

     Robert J. Cresci has been a director of the Company since October 1998. Mr. Cresci has been a Managing Director of Pecks Management Partners Ltd., an investment management firm, since September 1990. Mr. Cresci currently serves on the boards of Sepracor, Inc., Film Roman, Inc., Castle Dental Centers, Inc., j2 Global Communications, Inc., Candlewood Hotel Co., Inc., SeraCare Life Sciences, Inc., Learn2 Corporation and several private companies.

Executive Officers of the Company

     The following table lists the names and ages of each of the executive officers of the Company and their principal occupations for the past five years.

Name and Age                   Positions
------------                   ---------

Ronald Suttill, 70             President and Chief Executive Officer since
                               January 1992.

James L. Busby, 41             Chief Financial Officer since February 2000,
                               Treasurer since May 1994, Secretary since June
                               1996, Controller since November 1993.

Meetings and Committees of the Board of Directors

     The Board of Directors of the Company held one formal meeting during 2001. Each director attended at least 75% of the aggregate of (i) the total number of meetings of the Board of Directors held during the period in which he was a director and (ii) the total number of meetings held by all committees on which he served.

     The Audit Committee and the Compensation Committee are the only standing committees of the Board of Directors, and the members of such committees are appointed at the initial meeting of the Board of Directors each year. The Company does not have a formal nominating committee; the Board of Directors performs this function.

     The Audit Committee, of which Mr. Cresci is the sole member, consults with the independent accountants of the Company and such other persons as the committee deems appropriate, reviews the preparations for and scope of the audit of the Company's annual financial statements, makes recommendations as to the engagement and fees of the independent accountants and performs such other duties relating to the financial statements of the Company as the

Board of Directors may assign from time to time. The Audit Committee held no formal meetings during 2001, however, business was conducted via telephone conferences.

     The Compensation Committee, of which Mr. Cresci is the sole member, makes recommendations to the Board of Directors regarding the compensation of executive officers of the Company, including salary, bonuses, stock options and other compensation. The Compensation Committee held no formal meetings during 2001.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires officers, directors and holders of more than 10% of the Common Stock (collectively, "Reporting Persons") to file reports of ownership and changes in ownership of the Common Stock with the SEC within certain time periods and to furnish the Company with copies of all such reports. Based solely on its review of the copies of such reports furnished to the Company by such Reporting Persons or on the written representations of such Reporting Persons, the Company believes that, during the year ended December 31, 2001, all of the Reporting Persons complied with their Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth certain information regarding compensation earned in each of the last three fiscal years by the President and Chief Executive Officer of the Company (the "Named Executive Officer").

                                                         Summary Compensation Table
                                                         --------------------------
                                                                                  Long Term Compensation
                                                                           ---------------------------------------
                                 Annual Compensation                              Awards                   Payouts
                --------------------------------------------------------   ---------------------------------------
                                                                   Other
                                                                  Annual    Restricted     Securities
Name and                                                         Compen-         Stock     Underlying       LTIP     All Other
Principal                                Salary                   sation       Award(s)       Options/    Payouts    Compensa-
Position                    Year            ($)      Bonus ($)        ($)           ($)       SARs (#)         ($)    tion ($)
---------                ---------    ---------     ---------   ---------    ---------       ---------   ---------  ---------

Ronald Suttill(1)
    President and CEO      2001         150,000              -          -           -               -           -        9,000
    President and CEO      2000         150,000          7,500          -           -               -           -        9,000
    President and CEO      1999         150,000              -          -           -               -           -        4,500

(1) The amount recorded under bonus represents the market value of 300,000 shares of the Company's common stock transferred to Mr. Suttill in connection with the debt restructuring and transfer of partnership interests to Crosby, effective June 8, 2000. The amounts reported for all other compensation for Mr. Suttill represent matching contributions made under the Aviva Petroleum Inc. 401(k) Retirement Plan (the "401(k) Plan").

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

Option Grants During 2001

     There were no options granted to the Named Executive Officer during 2001. No stock appreciation rights have been issued by the Company.

Option Exercises During 2001 and Year End Option Values

     The following table provides information related to options exercised by the Named Executive Officer during 2001 and the number and value of options held at year-end. No stock appreciation rights have been issued by the Company.

                                                 Number of Securities         Value of Unexercised
                                                 Underlying Unexercised       In-the-Money Options
                                                   Options at FY-End (#)         at FY-End ($) (1)
                Shares Acquired    Value       ----------------------------   --------------------------
Name            on Exercise (#)  Realized ($)    Exercisable  Unexercisable   Exercisable  Unexercisable
----            ---------------  ------------  -------------  -------------   -----------  -------------
Ronald Suttill            none           none        250,000              -            -               -

(1) No values are ascribed to unexercised options of the Named Executive Officer at December 31, 2001 because the fair market value of a share of the Company's Common Stock at December 31, 2001 ($0.08) did not exceed the exercise price of any such options.

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

     The Company's compensation policies are designed to provide a reasonably competitive level of compensation within the industry in order to attract, motivate, reward and retain experienced, qualified personnel with the talent necessary to achieve the Company's performance objectives. These objectives are to increase oil and gas reserves and to control costs, both objectives selected to increase shareholder value. These policies were implemented originally by the entire Board of Directors, and, following its establishment, were endorsed by the Compensation Committee. It is the intention of the Compensation Committee and the Board of Directors to balance compensation levels of the Company's executive officers, including the Chief Executive Officer, with shareholder interests. The incentive provided by stock options and bonuses, in particular, is intended to promote congruency of interests between the executive officers and the shareholders. Neither the Compensation Committee nor the Board of Directors, however, believes that it is appropriate to rely on a formulaic approach, such as profitability, revenue growth or return on equity, in determining executive officer compensation because of the nature of the Company's business. The Company's business objectives include obtaining funding for and overseeing exploration and development activities in Colombia and offshore in the United States. Success in one such area is not measurable by the same factors as those used in the other. Accordingly, the Compensation Committee and the Board of Directors rely primarily on their assessment of the success of the executive officers, including the Chief Executive Officer, in fulfilling the Company's performance objectives. The Board of Directors also considers the fact that the Company competes with other oil and gas companies for qualified executives and therefore it considers available information regarding compensation levels for executives of companies similar in size to the Company.

     Compensation for the Company's executive officers during 2001 was comprised of salary and matching employer contributions made pursuant to the Company's 401(k) Plan. The Company's 401(k) Plan is generally available to all employees after one year of service. The Company makes matching contributions of 100% of the amount deferred by the employee, up to 6% of an employee's annual salary.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN OF THE COMPANY, INDUSTRY INDEX AND BROAD MARKET

                                  ---------------------------FISCAL YEAR ENDING-------------------------
COMPANY/INDEX/MARKET              12/31/1996  12/31/1997  12/31/1998  12/31/1999  12/29/2000  12/31/2001

AVIVA PETROLEUM INC.                  100.00       42.31        2.56        1.28        7.69       10.26

Crude Petroleum & Natural Gas         100.00      101.36       81.19       99.18      125.99      115.60

AMEX Market Index                     100.00      120.33      118.69      147.98      146.16      139.43

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

     The following table sets forth certain information as to each person who, to the knowledge of the Company, is the beneficial owner of more than five percent of the outstanding Common Stock of the Company. Unless otherwise noted, the information is furnished as of February 28, 2002.

Name and Address of                     Amount and Nature of
Beneficial Owner or Group               Beneficial Ownership (1)         Percent of Class (2)
-------------------------               ------------------------         --------------------
Ramat Securities Ltd.(3)                      10,632,470                         22.67%
Chagrin Plaza East
23811 Chagrin Blvd., Suite 200
Beachwood, Ohio 44122

Ronald Suttill(4) (5)                          3,073,273                          6.42%/(6)/
8235 Douglas Avenue, Suite 400
Dallas, Texas 75225

Lehman Brothers Inc.(7)                        2,966,876                          6.33%
745 Seventh Avenue
New York, New York 10019

Yale University(8)                             2,551,886                          5.44%
230 Prospect Street
New Haven, Connecticut 06511

(1) Except as set forth below, to the knowledge of the Company, each beneficial owner has sole voting and sole investment power.

(2) Based on 46,900,132 shares of the Common Stock issued and outstanding on February 28, 2002.

(3)     Information regarding Ramat Securities Ltd. ("Ramat") is based on a
Schedule 13D/A filed on May 17, 2001, as a joint filing for Ramat, David Zlatin, Howard Amster, Amster Trading Company Charitable Remainder Unitrusts ("Amster Unitrusts"), and Amster Trading Company. Ramat owns 6,577,370 shares (14.02% of the outstanding) and has shared voting and dispositive power as to those shares. Through his ownership in Ramat, David Zlatin beneficially owns an aggregate of 6,577,370 shares and has shared voting and dispositive power over those shares. The Amster Unitrusts own 4,055,100 shares (8.65% of the outstanding) and have shared voting and dispositive power as to those shares. Howard Amster is the trustee of the Amster Unitrusts. Howard Amster beneficially owns an aggregate of 6,577,370 shares and has shared voting and dispositive power as to 4,055,100 shares. The Amster Unitrusts have been funded 100% by Amster Trading Company. Howard Amster is the 100% owner of Amster Trading Company. Because Amster Trading Company has the right to change the trustee of the trusts, it can be deemed to have the right to shared voting and dispositive power as to the 4,055,100 shares owned by the Amster Unitrusts. Amster Trading Company disclaims beneficial ownership of the securities owned by the Amster Unitrusts.

(4) Included are options for 283,334 shares exercisable on or within 60 days of February 28, 2002.

(5) Includes the entire ownership of AMG Limited, a limited liability company of which Mr. Suttill is a member, as of February 28, 2002, of 935,550 shares of Common Stock.

(6) Treated as outstanding for purposes of computing the percentage ownership of Mr. Suttill are 981,500 shares issuable to all participants upon exercise of vested stock options granted pursuant to the Company's stock option plans.

(7) Information regarding Lehman Brothers Inc. is based on information received from Lehman Brothers Inc. on March 16, 1998.

(8) Information regarding Yale University is based on a Schedule 13G dated March 11, 1994 filed by Yale University with the SEC.

Security Ownership of Management

     The following table sets forth certain information as of February 28, 2002, concerning the Common Stock of the Company owned beneficially by each director, by the Named Executive Officer listed in the Summary Compensation Table above, and by directors and executive officers of the Company as a group:

Name and Address of                   Amount and Nature
Beneficial Owner                      of Beneficial Ownership(1)     Percent of Class(2)
----------------                      ----------------------------  ---------------------

Ronald Suttill                            3,073,273(3)(4)                  6.42%
8235 Douglas Avenue, Suite 400
Dallas, TX 75225

Robert J. Cresci                            232,500(5)                      *
Pecks Management Partners Ltd.
One Rockefeller Plaza
New York, NY 10020

All directors and executive officers
as a group (3 persons)                    4,595,192(6)                   9.60%

(1) Except as noted below, each beneficial owner has sole voting power and sole investment power.

(2) Based on 46,900,132 shares of Common Stock issued and outstanding on February 28, 2002. Treated as outstanding for purposes of computing the percentage ownership of each director, the Named Executive Officer and all directors and executive officers as a group are 981,500 shares issuable upon exercise of vested stock options granted pursuant to the Company's stock option plans.
(3) Included are options for 283,334 shares exercisable on or within 60 days of February 28, 2002.
(4) Includes the entire ownership of AMG Limited, a limited liability company of which Mr. Suttill is a member, as of February 28, 2002, of 935,550 shares of Common Stock.
(5) Included are options for 32,500 shares exercisable on or within 60 days of February 28, 2002.
(6) Included are 935,550 shares beneficially owned through AMG Limited and options for 492,500 shares exercisable on or within 60 days of February 28, 2002.
*     Less than 1% of the outstanding Aviva Common Stock.

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

                *2.2 Confirmed Plan of Reorganization of Aviva America, Inc. (filed as exhibit 2.4 to the Company's annual report on Form 10-K for the year ended December 31, 2000, File No. 0-22258, and incorporated by reference).

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

                *10.34 Assignment of Neo Debt and Collateral, dated December 21, 2000 from Crosby Capital, LLC to Aviva Operating Company (filed as exhibit 10.34 to the Company's annual report on Form 10-K for the year ended December 31, 2000, File No. 0-22258, and incorporated herein by reference).

                *10.35  Conveyance of Net Profits Interest, dated December
                        21, 2000 from Aviva America, Inc. to Crosby
                        Capital, LLC (filed as exhibit 10.35 to the Company's annual report on Form 10-K for the year ended December 31, 2000, File No. 0-22258, and incorporated herein by reference).
                *10.36 Santana Crude Sale and Purchase Agreement dated January 3,2001 (filed as exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2001, File No. 0-22258, and incorporated herein by reference).

               **10.37 Santana Crude Sale and Purchase Agreement dated January 30, 2002.

               **10.38 Rio Magdalena Association Contract dated December 10, 2001 between Ecopetrol and Argosy.

                *21.1 List of subsidiaries of Aviva Petroleum Inc. (filed as exhibit 21.1 to the Company's annual report on Form 10-K for the year ended December 31, 2000, File No. 0-22258, and incorporated herein by reference).

                ------------------------------------------
                *       Previously Filed
                **      Filed Herewith

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

Signature                             Title                        Date

/s/ Ronald Suttill       President, Chief Executive Officer   March 22, 2002
-----------------------                                       --------------
Ronald Suttill           and Director (principal executive
                         officer)

/s/ James L. Busby       Secretary, Treasurer and              March 22, 2002
-----------------------                                       ---------------
James L. Busby           Chief Financial Officer
                         (principal financial and accounting
                         officer)

/s/ Robert J. Cresci     Director                              March 22, 2002
-----------------------                                       ---------------
Robert J. Cresci

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                           Page
                                                                         ------

Independent Auditors' Report.............................................    30

Consolidated Balance Sheet as of December 31, 2001 and 2000..............    31

Consolidated Statement of Operations for the years
     ended December 31, 2001, 2000 and 1999..............................    32

Consolidated Statement of Cash Flows for the years
     ended December 31, 2001, 2000 and 1999..............................    33

Consolidated Statement of Stockholders' Equity (Deficit) for the years
     ended December 31, 2001, 2000 and 1999..............................    34

Notes to Consolidated Financial Statements...............................    35

Supplementary Information Related to Oil and Gas Producing
     Activities (Unaudited)..............................................    46

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aviva Petroleum Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

                                            /s/   KPMG LLP
                                            ----------------------------

Dallas, Texas
March 1, 2002

                     AVIVA PETROLEUM INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                          DECEMBER 31, 2001 AND 2000
                   (in thousands, except number of shares)

                                                                         2001             2000
                                                                   ----------       ----------
ASSETS

Current assets:
   Cash and cash equivalents                                       $    1,010       $      820
   Accounts receivable (note 7):
      Oil and gas revenue                                                  42              132
      Trade                                                                66               65
      Other                                                                79               40
   Inventories                                                            209              161
   Prepaid expenses and other                                             140              187
                                                                   ----------       ----------

      Total current assets                                              1,546            1,405
                                                                   ----------       ----------

Property and equipment, at cost:
   Oil and gas properties and equipment (full cost method)             20,244           16,414
   Other                                                                  334              333
                                                                   ----------       ----------
                                                                       20,578           16,747
   Less accumulated depreciation, depletion
      and amortization                                                (19,981)         (15,791)
                                                                   ----------       ----------
                                                                          597              956
Other assets (note 3)                                                     991              950
                                                                   ----------       ----------

                                                                   $    3,134       $    3,311
                                                                   ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                $      776       $      945
   Accrued liabilities                                                     37              115
                                                                   ----------       ----------
      Total current liabilities                                           813            1,060
                                                                   ----------       ----------

Other liabilities                                                         368              375

Stockholders' equity (notes 2 and 5):
   Common stock, no par value, authorized 348,500,000 shares;
      issued 46,900,132 shares                                          2,345            2,345
   Additional paid-in capital                                          37,710           37,710
   Accumulated deficit*                                               (38,102)         (38,179)
                                                                   ----------       ----------

      Total stockholders' equity                                        1,953            1,876

Commitments and contingencies (note 8)
                                                                   ----------       ----------

                                                                   $    3,134       $    3,311
                                                                   ==========       ==========

*Accumulated deficit of $70,057 was eliminated at December 31, 1992 in connection with a quasi-reorganization.
See note 5.

See accompanying notes to consolidated financial statements.

                      AVIVA PETROLEUM INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                      (in thousands, except per share data)

                                                                   2001               2000               1999
                                                             ----------         ----------         ----------
Revenue:
   Oil and gas sales (note 7)                                $    2,136         $    5,796         $    6,797
   Service fees (note 2)                                            473                387                  -
                                                             ----------         ----------         ----------
      Total revenue                                               2,609              6,183              6,797
                                                             ----------         ----------         ----------

Expense:
   Production                                                     1,402              2,407              3,575
   Depreciation, depletion and amortization                         320                515              1,000
   General and administrative                                     1,006              1,157              1,245
   Recovery of losses on accounts receivable                        (48)              (256)              (101)
   Severance                                                          -                  -                 62
                                                             ----------         ----------         ----------

      Total expense                                               2,680              3,823              5,781
                                                             ----------         ----------         ----------

Other income (expense):
   Gain on transfer of partnership interests (note 2)                 -              3,452                  -
   Interest and other income (expense), net (note 4)                235                207                259
   Interest expense                                                  (3)              (805)            (1,396)
                                                             ----------         ----------         ----------

      Total other income (expense)                                  232              2,854             (1,137)
                                                             ----------         ----------         ----------

      Earnings (loss) before income taxes and
         extraordinary item                                         161              5,214               (121)

Income taxes (note 6)                                               (84)              (253)              (282)
                                                             ----------         ----------         ----------

      Earnings (loss) before extraordinary item                      77              4,961               (403)

Extraordinary item - debt extinguishment, net of
   income taxes of $2,855 (notes 2 and 9)                             -              5,543                  -
                                                             ----------         ----------         ----------

      Net earnings (loss)                                    $       77         $   10,504         $     (403)
                                                             ==========         ==========         ==========

Weighted average common shares outstanding -
   basic and diluted                                             46,900             46,900             46,813
                                                             ==========         ==========         ==========

Basic and diluted net earnings (loss) per common share:
   Before extraordinary item                                 $     0.00         $     0.10         $    (0.01)
   Extraordinary item                                                 -               0.12                  -
                                                             ----------         ----------         ----------
   Net earnings (loss)                                       $     0.00         $     0.22         $    (0.01)
                                                             ==========         ==========         ==========

See accompanying notes to consolidated financial statements.

                      AVIVA PETROLEUM INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                 (in thousands)


                                                                  2001      2000      1999
                                                              --------  --------  --------
Net earnings (loss)                                           $     77  $ 10,504  $   (403)
Adjustments to reconcile net earnings (loss) to
 net cash provided by (used in) operating activities:
  Depreciation, depletion and amortization                         320       515     1,000
  Recovery of losses on accounts receivable                        (48)     (256)     (101)
  Gain on transfer of partnership interests                          -    (3,452)        -
  Gain on debt extinguishment                                        -    (5,543)        -
  Loss (gain) on sale of assets, net                                (4)        4       (11)
  Foreign currency exchange gain, net                              (11)      (44)     (193)
  Other                                                           (127)     (357)      247
  Changes in assets and liabilities, net of effects
   of transfer of partnership interests:
     Escrow account                                                  -         4       413
     Accounts receivable                                           155       204       120
     Inventories                                                     8        10       112
     Prepaid expenses and other                                     51        27        38
     Accounts payable and accrued liabilities                     (231)      106    (1,703)
                                                              --------  --------  --------

       Net cash provided by (used in) operating
          activities                                               190     1,722      (481)
                                                              --------  --------  --------

Cash flows from investing activities:
   Costs of and cash balances acquired (surrendered) in
     connection with the transfer of partnership
     interests from (to) Crosby                                     41    (1,414)        -
  Property and equipment expenditures                             (135)     (382)     (285)
  Proceeds from sale of assets                                       4         -        37
  Other                                                             80         -         -
                                                              --------  --------  --------

       Net cash used in investing
          activities                                               (10)   (1,796)     (248)
                                                              --------  --------  --------

Cash flows from financing activities-
  Principal payments on long term debt                               -         -      (300)
                                                              --------  --------  --------

Effect of exchange rate changes on cash and
  cash equivalents                                                  10        48       163
                                                              --------  --------  --------

Net increase (decrease) in cash and cash equivalents               190       (26)     (866)
Cash and cash equivalents at beginning of year                     820       846     1,712
                                                              --------  --------  --------

Cash and cash equivalents at end of year                      $  1,010  $    820  $    846
                                                              ========  ========  ========


See accompanying notes to consolidated financial statements.

                      AVIVA PETROLEUM INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                    (in thousands, except number of shares)


                                  Common Stock
                                -------------------  Additional                     Total
                                Number of              Paid-in   Accumulated   Stockholders'
                                   Shares    Amount    Capital       Deficit   Equity (Deficit)
                                ---------   -------  ---------    -----------  ----------------

Balances at
  December 31, 1998            46,700,132  $  2,335  $  34,862    $  (48,280)  $  (11,083)

Issuance of common stock
  pursuant to investment
  banking agreement               200,000        10         (7)            -            3

Net loss                                -         -          -          (403)        (403)
                               ----------  --------  ---------    ----------  -----------

Balances at
  December 31, 1999            46,900,132     2,345     34,855       (48,683)     (11,483)

Tax benefits relating
  to January 1, 1993
  valuation allowance (note 6)          -         -      2,855             -        2,855

Net earnings                            -         -          -        10,504       10,504
                               ----------  --------  ---------    ----------  -----------

Balances at
  December 31, 2000            46,900,132     2,345     37,710       (38,179)       1,876

Net earnings                            -         -          -            77           77
                               ----------  --------  ---------    ----------  -----------

Balances at
  December 31, 2001            46,900,132  $  2,345  $  37,710    $  (38,102)  $    1,953
                               ==========  ========  =========    ===========  ==========

See accompanying notes to consolidated financial statements.

                      AVIVA PETROLEUM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     General
     Aviva Petroleum Inc. and its subsidiaries (the "Company") are engaged in the business of exploring for, developing and producing oil and gas in Colombia and in the United States. The Company's Colombian oil production is sold to Empresa Colombiana de Petroleos, the Colombian national oil company ("Ecopetrol"), while the Company's U.S. oil and gas production is sold to principally one U.S. purchaser (See notes 7 and 10).

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

     Property and Equipment
     Under the full cost method of accounting for oil and gas properties, all productive and nonproductive property acquisition, exploration and development costs are capitalized in separate cost centers for each country. Such capitalized costs include lease acquisition costs, delay rentals, geophysical, geological and other costs, drilling, completion and other related costs and direct general and administrative expenses associated with property acquisition, exploration and development activities. Capitalized general and administrative costs include internal costs such as salaries and related benefits paid to employees to the extent that they are directly engaged in such activities, as well as all other directly identifiable general and administrative costs associated with such activities, including rent, utilities and insurance and do not include any costs related to production, general corporate overhead, or similar activities. Capitalized internal general and administrative costs were $66,000 in 2001, $57,000 in 2000 and $46,000 in 1999.

     Evaluated capitalized costs of oil and gas properties and the estimated future development, site restoration, dismantlement and abandonment costs are amortized by cost center, using the units-of-production method. Total net future site restoration, dismantlement and abandonment costs are estimated to be $799,000.

     Depreciation, depletion and amortization expense per equivalent barrel of production was as follows:

                         2001          2000        1999
                      --------     --------    --------
United States         $  5.24      $   2.62    $   1.10
Colombia              $  1.66      $   2.29    $   2.40

     In accordance with the full cost method of accounting, the net capitalized costs of oil and gas properties less related deferred income taxes for each cost center are limited to the sum of the estimated future net revenues from the properties at current prices less estimated future expenditures, discounted at 10%, and unevaluated costs not being amortized, less income tax effects related to differences between the financial and tax bases of the properties, computed on a quarterly basis. An excess of the capitalized costs relating to the U.S. cost center over the limitation at December 31, 2001 was not charged against earnings because of a price increase subsequent to year-end.

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

     Gains and losses on sales of oil and gas properties are not recognized in income unless the sale involves a significant portion of the reserves associated with a particular cost center. Capitalized costs associated with unevaluated properties are excluded from amortization until it is determined whether proved reserves can be assigned to such properties or until the value of the properties is impaired. Unevaluated costs of $303,000 and $272,000 were excluded from amortization at December 31, 2001 and 2000, respectively. Unevaluated properties are assessed quarterly to determine whether any impairment has occurred. The unevaluated costs at December 31, 2001 represent exploration costs and were incurred primarily during the five-year period ended December 31, 2001. Such costs are expected to be evaluated and included in the amortization computation within the next three years.

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

     Interest Expense
     The Company capitalizes interest costs on qualifying assets, principally unevaluated oil and gas properties. During 2000 and 1999, the Company capitalized $43,000 and $59,000 of interest, respectively.

     Earnings Per Common Share
     Basic earnings per share ("EPS") is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For the years presented herein, basic and diluted EPS are the same since the effects of potential common shares (note 5) are either antidilutive or insignificant. For fiscal year 2001, options for 599,000 common shares were not included in the computation of diluted earnings per share, because their exercise price approximated the average market price of the common shares and the effect would be insignificant. For fiscal year 2000, options for 1,024,000 common shares were not included in the computation of diluted earnings per share because their exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

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

     Statement of Cash Flows
     The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. The Company paid interest, net of amounts capitalized, of $3,000 in 2001, $(37,000) in 2000 and $547,000 in 1999 and paid income taxes of $107,000 in 2001, $267,000 in 2000 and $201,000 in 1999.

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

(2)  DEBT RESTRUCTURING AND TRANSFER OF PARTNERSHIP INTERESTS

     On June 8, 2000, the Company entered into agreements with the Company's senior secured lender, Crosby Capital, LLC ("Crosby"), in order to restructure the Company's senior debt which, including unpaid interest, aggregated $16,103,064 as of May 31, 2000. Crosby acquired the debt from ING Capital and OPIC on May 1, 2000. Pursuant to the agreements, Crosby canceled $13,353,064 of such debt and transferred to the Company warrants for 1,500,000 shares of the Company's common stock in exchange for the general partner rights and an initial 77.5% partnership interest in Argosy Energy International ("Argosy"), a Utah limited partnership, which holds the Company's Colombian properties. Following the transaction, Aviva Overseas Inc. ("Aviva Overseas"), a wholly owned subsidiary of the Company, owns a 22.1196% limited partnership interest in Argosy. An additional 7.5% limited partnership interest was transferred from Crosby to Aviva Overseas when Crosby had received in distributions from Argosy an amount equal to $3,500,000 plus interest at the prime rate plus 1% on the outstanding balance thereof.

     The Company's remaining debt of $2,750,000 was reacquired from Crosby on December 21, 2000, in exchange for a 15% net profits interest in any new production at Breton Sound Block 31 field. This transaction substantially completed the restructuring of the Company and the reorganization of the Company's wholly owned subsidiary Aviva America, Inc. ("AAI")
     (see note 9).

     In order to assist Crosby in maximizing the value of its interest in Argosy, Crosby entered into a Service Agreement with Aviva Overseas pursuant to which Aviva Overseas would provide certain services in administering the Colombian assets in exchange for a monthly fee. The fee was $71,000 per month for the period June 1, 2000 through March 31, 2001, $46,000 per month for the period April 1, 2001 through March 31, 2002, and $21,000 per month thereafter if the contract continued in effect. The Service Agreement provided for a term of 22 months and allowed termination with a 30-day written notice by either party. The Company has been notified that Crosby will cancel the contract effective March 31, 2002.

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

(3)  OTHER ASSETS

     A summary of other assets follows:
                                                         December 31
                                                   -----------------------
                                                         (thousands)
                                                         2001         2000
                                                     --------     --------
     Abandonment funds for U.S. offshore properties  $    989     $    948
     Other                                                  2            2
                                                     --------     --------

                                                     $    991     $    950
                                                     ========     ========

(4)  INTEREST AND OTHER INCOME (EXPENSE)

     A summary of interest and other income (expense) follows:

                                                  (thousands)
                                             2001       2000     1999
                                        ---------  ---------  -------
Interest income                         $      56  $      97  $    94
Gain on settlement of disputed payable         99          -        -
Foreign currency exchange gain (loss)          11         44      193
Gain (loss) on sale of assets, net              4         (4)      11
Other, net                                     65         70      (39)
                                        ---------  ---------  -------
                                        $     235  $     207  $   259
                                        =========  =========  =======

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

     Stock Option Plans
     At December 31, 2001, the Company has two stock option plans, which are described below. The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock option plans been determined consistent with FASB Statement No. 123, the Company's net earnings (loss) and earnings
     (loss) per share would have been changed to the pro forma amounts indicated below (in thousands, except per share data):

                                             2001      2000     1999
                                             ----      ----     ----

Net earnings (loss)          As reported   $   77   $  10,504  $  (403)

                             Pro forma     $   77   $  10,496  $  (413)

Earnings (loss) per share    As reported   $ 0.00   $    0.22  $ (0.01)

                             Pro forma     $ 0.00   $    0.22  $ (0.01)

                      AVIVA PETROLEUM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The Aviva Petroleum Inc. 1995 Stock Option Plan, as amended (the "Current Plan") is administered by a committee (the "Committee") composed of outside directors of the Company. Except as indicated below and except for non-discretionary grants to non-employee directors, the Committee has authority to determine all terms and provisions under which options are granted pursuant to the Current Plan. An aggregate of up to 1,000,000 shares of the Company's common stock may be issued upon exercise of stock options or in connection with restricted stock awards that may be granted under the Current Plan. The Current Plan also provides for the grant, on July 1, each year, to each non-employee director who has served in such capacity for at least the entire preceding calendar year of an option to purchase 5,000 shares of the Company's common stock (the "Annual Option Awards"), exercisable as to 2,500 shares on the first anniversary of the date of grant and as to the remaining shares on the second anniversary thereof.

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

     As a result of the adoption of the Current Plan, during 1995 the Company's former Incentive and Non-Statutory Stock Option Plan was terminated as to the grant of new options, but options then outstanding for 250,000 shares of the Company's common stock remain in effect as of December 31, 2001.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                     2001       2000      1999
                                 ----------  --------- ---------
Expected life (years)                10.0       10.0      10.0
Risk-free interest rate              5.42%      6.03%      5.8%
Volatility                          103.0%     124.0%     87.0%
Dividend yield                        0.0%       0.0%      0.0%

     A summary of the status of the Company's two fixed stock option plans as of December 31, 2001, 2000 and 1999, and changes during the years ended on those dates is presented below:

                              2001                      2000                     1999
                        ---------------------   --------------------     -----------------------

                                    Weighted-              Weighted-                  Weighted-
                                    Average                Average                    Average
                         Shares     Exercise      Shares   Exercise       Shares      Exercise
Fixed Options             (000)      Price        (000)     Price         (000)        Price
-------------           --------  -----------   --------   ---------     ---------    ----------

Outstanding at
   beginning of year       1,024    $    .51       1,072     $   .51         1,148      $    .53
Granted                        5         .07           5         .08             5           .01
Forfeited                   (140)        .81         (53)        .17           (81)          .74
                          ------                  ------                    ------
Outstanding at
   end of year               889         .45       1,024         .51         1,072           .51
                          ======                  ======                    ======
Options exercisable
   at year-end               882                   1,007                       825
                          ======                  ======                    ======
Weighted-average fair
   value of options
   granted during the
   year                   $  .06                  $  .07                    $  .01
                          ======                  ======                    ======

                                      39

                      AVIVA PETROLEUM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The following table summarizes information about fixed stock options outstanding at December 31, 2001:

                                   Options Outstanding                       Options Exercisable
                      ----------------------------------------------   --------------------------------
       Range              Number      Weighted-Avg.                       Number
        of             Outstanding     Remaining       Weighted-Avg.    Exercisable     Weighted-Avg.
  Exercise Prices      at 12/31/01  Contractual Life  Exercise Price    at 12/31/01     Exercise Price
-------------------   ------------  ----------------  --------------   -------------   ----------------
$  .01  to    .08         609,000      6.83 years        $  .06             601,500         $  .06
       .52                 30,000      1.45                 .52              30,000            .52
  1.08  to   2.45         250,000      1.24                1.41             250,000           1.41
-----------------     -----------                                      ------------
$  .01  to   2.45         889,000      5.08                 .45             881,500            .46
=================     ===========                                      ============

(6)  INCOME TAXES

     Income tax expense includes current Colombian income taxes of $74,000 in 2001, $241,000 in 2000, and $282,000 in 1999. Income tax expense also includes state income taxes of $10,000 in 2001, $12,000 in 2000 and $-0-in 1999.

     Income tax expense for the years ended December 31, 2001 and 2000, differed from the amount computed by applying the statutory U.S. federal income tax rate (34%) to income before income taxes as a result of the following (in thousands):

                                                  2001         2000
                                               ---------    ----------

Computed expected tax expense                  $      55    $    1,773
Decrease in valuation allowance                   (5,362)      (17,856)
Expiration of net operating loss carryforwards     3,555        15,467
Foreign income taxes and other                     1,836           869
                                               ---------    ----------
                                               $      84    $      253
                                               =========    ==========

     During the year ended December 31, 1999, the Company's effective tax rate differed from the U. S. statutory rate principally due to losses without tax benefit.

     The Company has deferred tax assets of $18,259,000 and $23,621,000 at December 31, 2001 and 2000, respectively, consisting principally of net operating loss carryforwards. The valuation allowance for deferred tax assets at January 1, 1999 was $46,028,000. The net change in the valuation allowance was a $5,362,000 decrease in 2001, a $20,711,000 decrease in 2000, and a $1,696,000 decrease in 1999. Subsequently recognized tax benefits relating to the valuation allowance of $9,327,000 for deferred tax assets at January 1, 1993 will be credited to additional paid in capital. Such benefits were $2,855,000 during the year ended December 31, 2000.

     At December 31, 2001, the Company and its subsidiaries have aggregate net operating loss carryforwards for U.S. federal income tax purposes of approximately $47,000,000, expiring from 2002 through 2021, which are available to offset future federal taxable income. The utilization of a portion of these net operating losses is subject to an annual limitation of approximately $2,400,000 and a portion may only be utilized by certain subsidiaries of the Company.

(7)  FINANCIAL INSTRUMENTS AND CREDIT RISK CONCENTRATIONS

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

                      AVIVA PETROLEUM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Ecopetrol has an option to purchase all of the Company's production in Colombia. For the years ended December 31, 2001, 2000 and 1999, Ecopetrol exercised that option and sales to Ecopetrol accounted for $1,253,000 (59%), $4,267,000 (74%) and $5,683,000 (84%) respectively, of the
     Company's aggregate oil and gas sales.

     For the years ended December 31, 2001 and 2000, sales to one U.S. purchaser accounted for $782,000 (37%) and $968,000 (17%), respectively, of oil and gas sales. During 1999, the Company did not receive more than 10% of its revenue from any one domestic purchaser.

(8)  COMMITMENTS AND CONTINGENCIES

     During the latter part of 2001, an offset operator drilled a successful exploratory well approximately 4,000 feet from the eastern boundary of the Company's Breton Sound acreage. Management of the Company is currently in discussions with such operator, and other interested parties, with a view towards negotiating an arrangement to explore the Company's Breton Sound prospects. At this time it is not possible to predict the cost, if any, net to the Company, that may arise should management successfully negotiate such an arrangement.

     The Company is also engaged in ongoing operations in Colombia. The obligations under the Santana contract have been met; however, Argosy plans to recomplete certain existing wells and engage in various other projects. The first of these recompletions is scheduled during 2003, and the majority of the remaining recompletions are scheduled during 2004. The Company's share of the estimated future costs of these activities is approximately $0.2 million at December 31, 2001.

     The contract obligations of the Rio Magdalena contract require Argosy and its co-owner to reprocess 40 kilometers of 2D seismic during the initial 18-month exploration phase of the contract. The Company's current share of the estimated future costs of this phase is approximately $74,000 at December 31, 2001. Additional expenditures will be required should Argosy decide to enter into the second phase of the contract.

     The proposed obligations of the Guayuyaco contract will require Argosy to drill one exploratory well during the initial 12- month exploration phase of the contract. Upon completion of the initial exploration phase, Argosy may relinquish the contract or proceed to the following 18-month exploration phase, whereunder Argosy will be obligated to drill a second exploratory well. Argosy is continuing its efforts to secure an industry partner to farm-in to this acreage and expects to drill the first exploratory well during the second quarter of 2003.

     Failure by Argosy to meet the obligations under the proposed Guayuyaco contract will result in the loss of the proposed contract terms. The existing Santana production and acreage will not be affected. Failure by the Company to fund its share of Argosy's obligations, assuming Argosy funds the obligation, could result in a decrease in the Company's ownership interest in Argosy.

     The Company expects to fund its share of the cost of the recompletions on the Santana contract and the seismic commitments on the Rio Magdalena contract using existing cash and cash provided from operations. Any substantial increase in the amount of the above referenced expenditures could adversely affect the Company's ability to fund these activities. Risks that could adversely affect funding of such activities include, among others, delays in obtaining any required environmental permits, cost overruns, failure to produce the reserves as projected or a decline in the sales price of oil. Depending on the results of future exploration and development activities, substantial expenditures which have not been included in the Company's projections may be required. Although the ultimate outcome of these matters cannot be projected with certainty, management believes that the Company's existing capital resources are adequate to fund its current obligations. If, however, the Company enters into an arrangement to explore its Breton Sound acreage, the Company's existing capital resources may be inadequate to fund the Company's share, if any, of the exploration program. Accordingly,

                      AVIVA PETROLEUM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     the Company may be required to raise additional capital through equity issues, incurring debt or by sales of assets. There can be no assurance that such attempts to raise additional capital would be successful.

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

     The Company has one lease for office space in Dallas, Texas, which expires in January 2007. Rent expense relating to the lease was $90,000, $88,000, and $94,000 for 2001, 2000 and 1999, respectively. Future minimum payments under the lease are approximately $94,000 for each year through 2006 and $8,000 for 2007.

(9)  SUBSIDIARY'S REORGANIZATION UNDER CHAPTER 11

     On July 21, 2000, AAI, a wholly-owned subsidiary of the Company, filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy code. AAI is a Delaware corporation which holds the Company's interests in oil and gas properties located offshore Louisiana. The filing, in the Northern District of Texas, was initiated in order to achieve a comprehensive restructuring of AAI's debts

     Following approval by the court and creditors, the voluntary petition for reorganization became effective on November 17, 2000. In connection with the reorganization, the Company recognized an extraordinary gain of $655,000 on the extinguishment of certain AAI debts, net of income taxes of $338,000.

                      AVIVA PETROLEUM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(10) GEOGRAPHIC AREA INFORMATION

     The Company is engaged in the business of exploring for, developing and producing oil and gas in the United States and Colombia. Information about the Company's operations in different geographic areas as of and for the years ended December 31, 2001, 2000 and 1999 follows:

(Thousands)                                           United
                                                      States        Colombia           Total
                                                 -----------     -----------     -----------
2001
----
Revenue:
   Oil and gas sales                             $       883     $     1,253     $     2,136
   Service fees                                          473               -             473
                                                 -----------     -----------     -----------
                                                       1,356           1,253           2,609
                                                 -----------     -----------     -----------
Expense:
   Production                                            785             617           1,402
   Depreciation, depletion and amortization              219             101             320
   General and administrative                            904             102           1,006
   Recovery of losses on accounts receivable             (48)              -             (48)
                                                 -----------     -----------     -----------
                                                       1,860             820           2,680
                                                 -----------     -----------     -----------

Interest and other income (expense), net                  56             179             235
Interest expense                                          (3)              -              (3)
                                                 -----------     -----------     -----------

Earnings (loss) before income taxes and
   extraordinary item                                   (451)            612             161
Income taxes                                             (10)            (74)            (84)
                                                 -----------     -----------     -----------

Net earnings (loss)                              $      (461)    $       538     $        77
                                                 ===========     ===========     ===========

Total assets                                     $     1,602     $     1,532     $     3,134
                                                 ===========     ===========     ===========

                      AVIVA PETROLEUM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Thousands)

                                                United
                                                States          Colombia            Total
                                             ---------         ---------        ---------
2000
----
Revenue:
   Oil and gas sales                          $  1,528          $  4,268         $  5,796
   Service fees                                    387                 -              387
                                             ---------         ---------        ---------
                                                 1,915             4,268            6,183
                                             ---------         ---------        ---------
Expense:
   Production                                    1,099             1,308            2,407
   Depreciation, depletion and amortization        131               384              515
   General and administrative                    1,077                80            1,157
   Recovery of losses on accounts receivable      (256)                -             (256)
                                             ---------         ---------        ---------
                                                 2,051             1,772            3,823
                                             ---------         ---------        ---------

Gain on transfer of partnership interests            -             3,452            3,452
Interest and other income (expense), net            39               168              207
Interest expense                                  (183)             (622)            (805)
                                             ---------         ---------        ---------

Earnings (loss) before income taxes and
   extraordinary item                             (280)            5,494            5,214
Income taxes                                       (12)             (241)            (253)
                                             ---------         ---------        ---------

Earnings (loss) before extraordinary item         (292)            5,253            4,961
Extraordinary item - debt extinguishment           655             4,888            5,543
                                             ---------         ---------        ---------
Net earnings                                  $    363          $ 10,141         $ 10,504
                                             =========         =========        =========

Total assets                                  $  1,662          $  1,649         $  3,311
                                             =========         =========        =========

1999
----
Oil and gas sales                             $  1,114          $  5,683         $  6,797
                                             ---------         ---------        ---------
Expense:
   Production                                    1,173             2,402            3,575
   Depreciation, depletion and amortization         59               941            1,000
   General and administrative                    1,148                97            1,245
   Recovery of losses on accounts receivable      (101)                -             (101)
   Severance                                        -                 62               62
                                             ---------         ---------        ---------
                                                 2,279             3,502            5,781
                                             ---------         ---------        ---------

Interest and other income (expense), net           154               105              259
Interest expense                                  (397)             (999)          (1,396)
                                             ---------         ---------        ---------

Earnings (loss) before income taxes             (1,408)            1,287             (121)
Income taxes                                         -              (282)            (282)
                                             ---------         ---------        ---------

Net earnings (loss)                           $ (1,408)         $  1,005         $   (403)
                                             =========         =========        =========

Total assets                                  $  1,908          $  7,078         $  8,986
                                             =========         =========        =========

                      AVIVA PETROLEUM INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(11)  QUARTERLY FINANCIAL DATA (UNAUDITED)

      Quarterly operating results for 2001 and 2000 are summarized as follows (in thousands, except per share data):

Quarter Ended                              March 31         June 30    September 30     December 31
                                        -----------     -----------    ------------     -----------

2001
----
Revenues                                   $    766        $    682        $    654       $    507
                                           ========        ========        ========       ========
Operating earnings                               77             (26)             35           (157)
                                           ========        ========        ========       ========
Net earnings (loss)                             229             (44)             40           (148)
                                           ========        ========        ========       ========
Basic and diluted earnings (loss) per
   common share                            $   0.00        $  (0.00)       $   0.00       $  (0.00)
                                           ========        ========        ========       ========

2000
----
Revenues                                   $  2,541        $  1,827        $    907       $    908
                                           ========        ========        ========       ========
Operating earnings                            1,247             696             208            209
                                           ========        ========        ========       ========
Net earnings before extraordinary item          733           3,887             134            207
                                           ========        ========        ========       ========
Extraordinary item - debt extinguishment          -           3,089              (5)         2,459
                                           ========        ========        ========       ========
Net earnings                                    733           6,976             129          2,666
                                           ========        ========        ========       ========
Basic and diluted earnings (loss) per
   common share:
      Before extraordinary item                0.02            0.08            0.00           0.00
                                           ========        ========        ========       ========
      Extraordinary item                          -            0.07           (0.00)          0.05
                                           ========        ========        ========       ========
      Net earnings                         $   0.02        $   0.15        $   0.00       $   0.05
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

Capitalized costs and accumulated depreciation, depletion and amortization relating to oil and gas producing activities were as follows:

(Thousands)

                                        United
                                        States      Colombia          Total
                                     ---------     ---------      ---------

December 31, 2001
-----------------

Unevaluated oil and gas properties   $     184     $     119      $     303
Proved oil and gas properties            4,008        15,933         19,941
                                     ---------     ---------      ---------

   Total capitalized costs               4,192        16,052         20,244

Less accumulated depreciation,
   depletion and amortization            4,368        15,335         19,703
                                     ---------     ---------      ---------

      Capitalized costs, net         $    (176)    $     717      $     541
                                     =========     =========      =========

December 31, 2000
-----------------

Unevaluated oil and gas properties   $     184     $      88      $     272
Proved oil and gas properties            3,936        12,206         16,142
                                     ---------     ---------      ---------

   Total capitalized costs               4,120        12,294         16,414

Less accumulated depreciation,
   depletion and amortization            4,177        11,360         15,537
                                     ---------     ---------      ---------

      Capitalized costs, net         $     (57)    $     934      $     877
                                     =========     =========      =========

                      AVIVA PETROLEUM INC. AND SUBSIDIARIES
      SUPPLEMENTARY INFORMATION RELATED TO OIL AND GAS PRODUCING ACTIVITIES
                            (UNAUDITED) (CONTINUED)

Costs incurred in oil and gas property acquisition, exploration and development activities were as follows:

  (Thousands)
                                  United
                                  States     Colombia        Total
                             -----------  -----------  -----------
2001
----

Exploration                  $         -  $         -  $         -
Development                           72           19           91
                             -----------  -----------  -----------
   Total costs incurred      $        72  $        19  $        91
                             ===========  ===========  ===========

2000
----

Exploration                  $        10  $         4  $        14
Development                          238          110          348
                             -----------  -----------  -----------
   Total costs incurred      $       248  $       114  $       362
                             ===========  ===========  ===========

1999
----

Exploration                  $        17  $        41  $        58
Development                           85           81          166
                             -----------  -----------  -----------
   Total costs incurred      $       102  $       122  $       224
                             ===========  ===========  ===========

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

                                                Changes in the Estimated Quantities of Reserves
                                            --------------------------------------------------------
                                                   United
                                                   States               Colombia               Total
                                            -------------          -------------       -------------
Year ended December 31, 2001
----------------------------

Oil (Thousands of barrels)
Proved reserves:
   Beginning of period                                174                    696                 870

   Revisions of previous estimates                    (66)                     3                 (63)
   Purchase of reserves                                 5                      -                   5
   Production                                         (33)                   (61)                (94)
                                            -------------          -------------       -------------

   End of period                                       80                    638                 718
                                            =============          =============       =============
Proved developed reserves, end of period               80                    638                 718
                                            =============          =============       =============

Gas (Millions of cubic feet)
Proved reserves:
   Beginning of period                                114                      -                 114
   Revisions of previous estimates                    (67)                     -                 (67)
   Purchase of reserves                                 2                      -                   2
   Production                                         (24)                     -                 (24)
                                            -------------          -------------       -------------
   End of period                                       25                      -                  25
                                            =============          =============       =============
Proved developed reserves, end of period               25                      -                  25
                                            =============          =============       =============

                      AVIVA PETROLEUM INC. AND SUBSIDIARIES
      SUPPLEMENTARY INFORMATION RELATED TO OIL AND GAS PRODUCING ACTIVITIES
                            (UNAUDITED) (CONTINUED)

                                                Changes in the Estimated Quantities of Reserves
                                            --------------------------------------------------------
                                                   United
                                                   States               Colombia               Total
                                            -------------          -------------       -------------
Year ended December 31, 2000
----------------------------

Oil (Thousands of barrels)
Proved reserves:
   Beginning of period                                144                  2,208               2,352
   Revisions of previous estimates                     79                    259                 338
   Sales of reserves                                    -                 (1,614)             (1,614)
   Production                                         (49)                  (157)               (206)
                                            -------------          -------------       -------------

   End of period                                      174                    696                 870
                                            =============          =============       =============

Proved developed reserves, end of period              174                    696                 870
                                            =============          =============       =============

Gas (Millions of cubic feet)
Proved reserves:
   Beginning of period                                101                      -                 101
   Revisions of previous estimates                     38                      -                  38
   Production                                         (25)                     -                 (25)
                                            -------------          -------------       -------------

   End of period                                      114                      -                 114
                                            =============          =============       =============
Proved developed reserves, end of period              114                      -                 114
                                            =============          =============       =============

                      AVIVA PETROLEUM INC. AND SUBSIDIARIES
      SUPPLEMENTARY INFORMATION RELATED TO OIL AND GAS PRODUCING ACTIVITIES
                            (UNAUDITED) (CONTINUED)

                                                 Changes in the Estimated Quantities of Reserves
                                             -----------------------------------------------------
                                                 United
                                                 States            Colombia                  Total
                                             ----------          ----------             ----------

Year ended December 31, 1999
----------------------------

Oil (Thousands of barrels)
Proved reserves:
   Beginning of period                                8               2,352                  2,360
   Revisions of previous estimates                  193                 221                    414
   Discoveries and extensions                         -                   -                      -
   Sales of reserves                                  -                   -                      -
   Production                                       (57)               (365)                  (422)
                                             ----------          ----------             ----------
End of period                                       144               2,208                  2,352
                                             ==========          ==========             ==========
Proved developed reserves, end of period            144               2,208                  2,352
                                             ==========          ==========             ==========

Gas (Millions of cubic feet)
Proved reserves:
   Beginning of period                                4                   -                      4
   Revisions of previous estimates                  150                   -                    150
   Discoveries and extensions                         -                   -                      -
   Sales of reserves                                  -                   -                      -
   Production                                       (53)                  -                    (53)
                                             ----------          ----------             ----------
   End of period                                    101                   -                    101
                                             ==========          ==========             ==========
Proved developed reserves, end of period            101                   -                    101
                                             ==========          ==========             ==========

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

(Thousands)                                    United
                                               States    Colombia        Total
                                            ---------   ---------    ---------

At December 31, 2001:
--------------------

Future gross revenues                       $   1,436   $  10,519    $  11,955
Future production costs                        (1,288)     (6,335)      (7,623)
Future development costs, including
   abandonment of U.S. offshore platforms        (799)       (354)      (1,153)
                                            ---------   ---------    ---------
Future net cash flows before
   income taxes                                  (651)      3,830        3,179

Future income taxes                                 -           -            -
                                            ---------   ---------    ---------
Future net cash flows after
   income taxes                                  (651)      3,830        3,179

Discount at 10% per annum                         236      (1,130)        (894)
                                            ---------   ---------    ---------
Standardized measure of discounted
   future net cash flows                    $    (415)  $   2,700    $   2,285
                                            =========   =========    =========

At December 31, 2000:
--------------------

Future gross revenues                       $   5,520   $  12,501    $  18,021
Future production costs                        (3,887)     (5,994)      (9,881)
Future development costs, including
   abandonment of U.S. offshore platforms        (745)       (390)      (1,135)
                                            ---------   ---------    ---------
Future net cash flows before
   income taxes                                   888       6,117        7,005

Future income taxes                                 -           -            -
                                            ---------   ---------    ---------
Future net cash flows after
   income taxes                                   888       6,117        7,005

Discount at 10% per annum                         120      (1,942)      (1,822)
                                            ---------   ---------    ---------
Standardized measure of discounted
   future net cash flows                    $   1,008   $   4,175    $   5,183
                                            =========   =========    =========

                      AVIVA PETROLEUM INC. AND SUBSIDIARIES
      SUPPLEMENTARY INFORMATION RELATED TO OIL AND GAS PRODUCING ACTIVITIES
                            (UNAUDITED) (CONTINUED)

(Thousands)                                    United
                                               States    Colombia        Total
                                            ---------   ---------    ---------

At December 31, 1999:
--------------------
Future gross revenues                       $   3,708   $  53,112    $  56,820
Future production costs                        (2,792)    (15,195)     (17,987)
Future development costs, including
   abandonment of U.S. offshore platforms        (970)     (1,075)      (2,045)
                                            ---------   ---------    ---------
Future net cash flows before
   income taxes                                   (54)     36,842       36,788

Future income taxes                                 -           -            -
                                            ---------   ---------    ---------
Future net cash flows after
   income taxes                                   (54)     36,842       36,788

Discount at 10% per annum                         171      (8,699)      (8,528)
                                            ---------   ---------    ---------
Standardized measure of discounted
   future net cash flows                    $     117   $  28,143    $  28,260
                                            =========   =========    =========

The following schedule summarizes the changes in the standardized measure of discounted future net cash flows.

(Thousands)
                                                    2001        2000       1999
                                               ---------   ---------  ---------
Sales of oil and gas, net of production costs  $    (735)  $  (3,389) $  (3,222)
Sales of reserves in place                             -     (20,094)         -
Development costs incurred that reduced
   future development costs                           35          36          -
Accretion of discount                                518       2,826        462
Discoveries and extensions                             -           -          -
Purchase of reserves in place                        (32)          -          -
Revisions of previous estimates:
   Changes in price                               (2,561)     (1,921)    24,161
   Changes in quantities                            (146)      1,422      4,103
   Changes in future development costs               (78)       (236)       297
   Changes in timing and other changes               101      (1,721)    (2,160)
   Changes in estimated income taxes                   -           -          -
                                               ---------   ---------  ---------
   Net increase (decrease)                        (2,898)    (23,077)    23,641

Balances at beginning of year                      5,183      28,260      4,619
                                               ---------   ---------  ---------
Balances at end of year                        $   2,285   $   5,183  $  28,260
                                               =========   =========  =========

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

                                                                                Sequentially
                                                                                Numbered
Number                          Description of Exhibit                            Page
------                          ----------------------                          ------------
     *10.27  Assignment and Assumption Agreement dated June 1, 2000 between
             Crosby Capital, LLC and Aviva Overseas, Inc. (filed as exhibit
             10.7 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2000, File No. 0-22258, and incorporated herein by reference).
     *10.28  Assignment and Assumption Agreement dated June 1, 2000 between
             Argosy Energy, Incorporated   and   Crosby   Acquisition,   LLC
             (filed   as   exhibit   10.8   to   the   Company's quarterly
             report on Form 10-Q for the quarter ended June 30, 2000, File
             No. 0-22258, and incorporated herein by reference).
     *10.29  Assignment and Assumption Agreement dated June 1, 2000 between
             Crosby Capital, LLC and Aviva Overseas, Inc. (filed as exhibit
             10.9 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2000, File No. 0-22258, and incorporated herein by reference).
     *10.30  Pledge Agreement dated May 31, 2000 executed by Aviva Overseas,
             Inc. (Debtor) in favor of Crosby Capital, LLC (Secured Party)
             (filed as exhibit 10.10 to the Company's quarterly report   on
              Form   10-Q   for   the   quarter   ended   June   30,   2000,
              File   No.   0-22258,   and incorporated herein by reference).
     *10.31  Third Amendment to Second Amended and Restated Limited
             Partnership Agreement of Argosy Energy International dated May
             31, 2000 (filed as exhibit 10.11 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2000, File
             No. 0-22258, and incorporated herein by reference).
     *10.32  Fourth Amendment to Second Amended and Restated Limited
             Partnership Agreement of Argosy Energy International dated June
             1, 2000 (filed as exhibit 10.12 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2000, File
             No. 0-22258, and incorporated herein by reference).
     *10.33  Assignment of Stock Warrant Rights dated May 31, 2000 executed by Crosby Capital, LLC in favor of Aviva Petroleum Inc. (filed
             as exhibit 10.13 to the Company's quarterly report   on   Form
             10-Q   for   the   quarter   ended   June   30,   2000,   File
             No.   0-22258,   and incorporated herein by reference).
     *10.34  Assignment of Neo Debt and Collateral, dated December 21, 2000 from Crosby Capital, LLC to Aviva Operating Company (filed as exhibit 10.34 to the Company's annual report on Form 10-K for the year ended December 31, 2000, File No. 0-22258, and
             incorporated herein by reference).
     *10.35  Conveyance of Net Profits Interest, dated December 21, 2000 from Aviva America, Inc. to Crosby Capital, LLC (filed as
             exhibit 10.35 to the Company's annual report on Form 10-K for the year ended December 31, 2000, File No. 0-22258, and
             incorporated herein by reference).
     *10.36  Santana Crude Sale and Purchase Agreement dated January 3, 2001
             (filed as exhibit 10.1 to the Company's quarterly report on
             Form 10-Q for the quarter ended June 30, 2001, File No.
             0-22258, and incorporated herein by reference).
     **10.37 Santana Crude Sale and Purchase Agreement dated January 30,
             2002.
     **10.38 Rio Magdalena Association Contract dated December 10, 2001 between Ecopetrol and Argosy.
     *21.1   List of subsidiaries of Aviva Petroleum Inc. (filed as exhibit
             21.1 to the company's annual report on Form 10-K for the year ended December 31, 2000, file No. 0-22258, and incorporated herein by reference).

---------------------------------
*Previously Filed
**Filed Herewith