Form 10-Q
period 2002-03-31
AVIVA PETROLEUM INC /TX/
filed 2002-05-13
CIK 910659

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

    [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2002
                                                 --------------

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

Number of shares of Common Stock, no par value, outstanding at March 31, 2002, was 46,900,132.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
-----------------------------

                      AVIVA PETROLEUM INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheet
                     (in thousands, except number of shares)
                                   (unaudited)

                                                                           March 31,  December 31,
                                                                               2002          2001
                                                                           --------    ----------
ASSETS

Current assets:
    Cash and cash equivalents                                              $    795      $  1,010
    Accounts receivable                                                         303           187
    Inventories                                                                 208           209
    Prepaid expenses and other                                                  114           140
                                                                           --------      --------
       Total current assets                                                   1,420         1,546
                                                                           --------      --------

Property and equipment, at cost (note 3):

    Oil and gas properties and equipment (full cost method)                  20,265        20,244
    Other                                                                       334           334
                                                                           --------      --------
                                                                             20,599        20,578
       Less accumulated depreciation, depletion
          and amortization                                                  (20,043)      (19,981)
                                                                           --------      --------
                                                                                556           597
Other assets                                                                  1,001           991
                                                                           --------      --------
                                                                           $  2,977      $  3,134
                                                                           ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                       $    699      $    776
    Accrued liabilities                                                          55            37
                                                                           --------      --------
       Total current liabilities                                                754           813
                                                                           --------      --------

Other liabilities                                                               370           368

Stockholders' equity:
    Common stock, no par value, authorized 348,500,000 shares;
       issued 46,900,132 shares                                               2,345         2,345
    Additional paid-in capital                                               37,710        37,710
    Accumulated deficit*                                                    (38,202)      (38,102)
                                                                           --------      --------
       Total stockholders' equity                                             1,853         1,953

Commitments and contingencies (note 4)
                                                                           --------      --------
                                                                           $  2,977      $  3,134
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

                      AVIVA PETROLEUM INC. AND SUBSIDIARIES
                 Condensed Consolidated Statement of Operations
                      (in thousands, except per share data)
                                   (unaudited)

                                                              Three Months Ended
                                                                   March 31,

                                                                2002             2001
                                                         -----------     ------------
Revenue:
    Oil and gas sales                                    $       363     $        600
    Service fees                                                  97              166
                                                         -----------     ------------
       Total revenue                                             460              766
                                                         -----------     ------------

Expense:
    Production                                                   267              358
    Depreciation, depletion and amortization                      62               67
    General and administrative                                   267              289
    Recovery of losses on accounts receivable                      -              (25)
                                                         -----------     ------------

       Total expense                                             596              689
                                                         -----------     ------------

Other income (expense):
    Interest and other income (expense), net                      53              170
    Interest expense                                               -               (1)
                                                         -----------     ------------

       Total other income (expense)                               53              169
                                                         -----------     ------------

Earnings (loss) before income taxes                              (83)             246

Income taxes                                                     (17)             (17)
                                                         -----------     ------------

          Net earnings (loss)                            $      (100)    $        229
                                                         ===========     ============


Weighted average common shares outstanding                    46,900           46,900
                                                         ===========     ============

Basic and diluted net earnings per common share          $     (0.00)    $       0.00
                                                         ===========     ============


See accompanying notes to condensed consolidated financial statements.

                      AVIVA PETROLEUM INC. AND SUBSIDIARIES
                 Condensed Consolidated Statement of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                                              Three Months Ended
                                                                                                       March 31,

                                                                                               2002                  2001
                                                                                      -------------         -------------
Net earnings (loss)                                                                   $        (100)        $         229
Adjustments to reconcile net earnings (loss) to
   net cash used in operating activities:
    Depreciation, depletion and amortization                                                     62                    67
    Changes in working capital and other                                                       (154)                 (420)
                                                                                      -------------         -------------

       Net cash used in operating activities                                                   (192)                 (124)
                                                                                      -------------         -------------

Cash flows from investing activities:

    Property and equipment expenditures                                                         (22)                  (86)
    Proceeds from sale of assets                                                                  -                     4
                                                                                      -------------         -------------

       Net cash used in investing activities                                                    (22)                  (82)
                                                                                      -------------         -------------

Cash flows from financing activities                                                              -                     -
                                                                                      -------------         -------------

Effect of exchange rate changes on cash and
    cash equivalents                                                                             (1)                    9
                                                                                      -------------         -------------

Net decrease in cash and cash equivalents                                                      (215)                 (197)
Cash and cash equivalents at beginning of the period                                          1,010                   820
                                                                                      -------------         -------------

Cash and cash equivalents at end of the period                                        $         795         $         623
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

                      AVIVA PETROLEUM INC. AND SUBSIDIARIES
            Condensed Consolidated Statement of Stockholders' Equity
                     (in thousands, except number of shares)
                                   (unaudited)

                                            Common Stock
                                      -----------------------
                                                                  Additional                        Total
                                        Number                     Paid-in      Accumulated     Stockholders'
                                      of Shares      Amount        Capital        Deficit          Equity
                                      ----------    ---------     ----------    -----------     ------------
Balances at December 31, 2001         46,900,132    $   2,345     $   37,710    $   (38,102)    $      1,953
Net loss                                       -            -              -           (100)            (100)
                                      ----------    ---------     ----------    -----------     ------------

Balances at March 31, 2002            46,900,132    $   2,345     $   37,710    $   (38,202)    $      1,853
                                      ==========    =========     ==========    ===========     ============




See accompanying notes to condensed consolidated financial statements.

                      AVIVA PETROLEUM INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

1.   General

     The condensed consolidated financial statements of Aviva Petroleum Inc. and subsidiaries (the "Company" or "Aviva") included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company's prior audited yearly financial statements and the notes thereto, included in the Company's latest annual report on Form 10-K.

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

3.   Property and Equipment

     Internal general and administrative costs directly associated with oil and gas property acquisition, exploration and development activities have been capitalized in accordance with the accounting policies of the Company. Such costs totaled $18,000 for the three months ended March 31, 2002 and $20,000 for the three months ended March 31, 2001.

     Unevaluated oil and gas properties totaling $310,000 and $303,000 at March 31, 2002 and December 31, 2001, respectively, have been excluded from costs subject to depletion.

4.   Commitments and Contingencies

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

     The Company is also engaged in ongoing operations in Colombia. The obligations under the Santana contract have been met; however, Argosy plans to recomplete certain existing wells and engage in various other projects. The first of these recompletions is scheduled during 2003, and the majority of the remaining recompletions are scheduled during 2004. The Company's share of the estimated future costs of these activities is approximately $0.2 million at March 31, 2002.

     The contract obligations of the Rio Magdalena contract require Argosy and its co-owner to perform 40 kilometers of 2D seismic during the initial 18-month exploration phase of the contract. The Company's current share of the estimated future costs of this phase is approximately $74,000 at March 31, 2002. Additional expenditures will be required should Argosy decide to enter into the second phase of the contract.

     The proposed obligations of the Guayuyaco contract (now expected to be signed in May 2002) will require Argosy to drill one exploratory well during the initial 12-month exploration phase of the contract. Upon completion of the initial exploration phase, Argosy may relinquish the contract or proceed to the following 18-month exploration phase, whereunder Argosy will be obligated to drill a second exploratory well. Argosy is continuing its efforts to secure an industry partner to farm-in to this acreage and expects to drill the first exploratory well during the second quarter of 2003.

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

                      AVIVA PETROLEUM INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                             (unaudited) (continued)

5.  Segment Information

     The following is a summary of segment information of the Company as of and for the three-month periods ended March 31, 2002 and 2001 (in thousands):


                                                                      United
                                                                      States              Colombia                 Total
                                                                ------------          ------------          ------------
     2002
     ----
     Revenue:

       Oil and gas sales                                        $        107          $        256          $        363
       Service fees                                                       97                     -                    97
                                                                ------------          ------------          ------------
                                                                         204                   256                   460
                                                                ------------          ------------          ------------
     Expense:
       Production                                                        144                   123                   267
       Depreciation, depletion and amortization                           38                    24                    62
       General and administrative                                        229                    38                   267
                                                                ------------          ------------          ------------
                                                                         411                   185                   596
                                                                ------------          ------------          ------------

     Interest and other income (expense), net                             23                    30                    53
     Interest expense                                                      -                     -                     -
                                                                ------------          ------------          ------------

     Earnings (loss) before income taxes                                (184)                  101                   (83)
     Income taxes                                                          -                   (17)                  (17)
                                                                ------------          ------------          ------------

     Net earnings (loss)                                        $       (184)         $         84          $       (100)
                                                                ============          ============          ============

     Total assets                                               $      1,583          $      1,394          $      2,977
                                                                ============          ============          ============


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
                                                                ============          ============          ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations
----------------------
Three Months Ended March 31, 2002 compared to Three Months Ended March 31, 2001
-------------------------------------------------------------------------------

                                                      United States          Colombia
                                                    Oil           Gas          Oil             Total
                                                 ---------     ---------    ----------     -------------
          (Thousands)

          Oil and gas sales - 2001               $     250     $      36    $      314     $         600

          Volume variance                             (116)           (5)           26               (95)
          Price variance                               (38)          (20)          (84)             (142)
                                                 ---------     ---------    ----------     -------------

          Oil and gas sales - 2002               $      96     $      11    $      256     $         363
                                                 =========     =========    ==========     =============


Colombian oil volumes were 16,000 barrels in the first quarter of 2002, an increase of 2,000 barrels as compared to the first quarter of 2001. Such increase is due to a 4,000 barrel increase resulting from the transfer of a 7.5% partnership interest to Aviva from Crosby Capital L.L.C. ("Crosby") (see note 2 to the condensed consolidated financial statements) offset partially by a 2,000 barrel decrease resulting from production declines.

U.S. oil volumes were 5,000 barrels in 2002, down approximately 4,000 barrels from 2001. Such decrease is due to the Company's Breton Sound 31 field, and certain wells therein, being shut-in during the first quarter of 2002 as a result of equipment failures. U.S. gas volumes were maintained at 5,000 thousand cubic feet (MCF) in 2002, the same level as 2001.

Colombian oil prices averaged $16.37 per barrel during the first quarter of 2002. The average price for the same period of 2001 was $21.83 per barrel. The Company's average U.S. oil price decreased to $19.17 per barrel in 2002, down from $26.80 per barrel in 2001. U.S. gas prices averaged $2.34 per MCF in 2002 compared to $6.77 per MCF in 2001.

Service fees of $97,000 for administering the Colombian assets were received in 2002 compared to $166,000 in 2001. The 2002 amount covers three months at a monthly rate of $46,000. The 2001 amount covered three months at a monthly rate of $71,000. The recorded amounts are net of Aviva Overseas' share of the fees.

Operating costs decreased approximately 25%, or $91,000, primarily as a result of a decrease in the cost of lease fuel in the U.S. due to lower gas prices and the absence of Colombian crude oil transportation charges in 2002. Such transportation charges (approximately $1.82 per barrel in 2001) are included as a deduction to the oil sales price in 2002 pursuant to the latest oil sales agreement with Ecopetrol.

General and administrative expense decreased $22,000 primarily as a result of a decrease in public ownership costs and legal fees.

Interest and other income decreased $117,000 mainly due to a $119,000 gain on the settlement of a disputed payable recorded in 2001. There was no similar item during 2002.

New Accounting Pronouncements
-----------------------------

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143 "Accounting for Asset Retirement Obligations" which establishes requirements for the accounting of removal-type costs associated with asset retirements. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company is currently assessing the impact on its financial statements.

On October 3, 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company adopted SFAS No. 144 in the first quarter of 2002. The adoption had no material impact on the Company's financial statements.

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents totaled $795,000 and $1,010,000 at March 31, 2002 and December 31, 2001, respectively. The decrease in cash and cash equivalents resulted primarily from net cash used in operating activities ($192,000) and property additions ($22,000).

Net cash used in operating activities was ($192,000) in 2002, compared to ($124,000) net cash used in operating activities for 2001. This decrease resulted primarily from lower oil and gas prices received for the Company's production and lower U.S. oil volumes resulting from equipment failures. These decreases were partially offset by a smaller change in working capital.

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

The Company is also engaged in ongoing operations in Colombia. The obligations under the Santana contract have been met; however, Argosy plans to recomplete certain existing wells and engage in various other projects. The first of these recompletions is scheduled during 2003, and the majority of the remaining recompletions are scheduled during 2004. The Company's share of the estimated future costs of these activities is approximately $0.2 million at March 31, 2002.

The contract obligations of the Rio Magdalena contract require Argosy and its co-owner to perform 40 kilometers of 2D seismic during the initial 18-month exploration phase of the contract. The Company's current share of the estimated future costs of this phase is approximately $74,000 at March 31, 2002. Additional expenditures will be required should Argosy decide to enter into the second phase of the contract.

The proposed obligations of the Guayuyaco contract (now expected to be signed in May 2002) will require Argosy to drill one exploratory well during the initial 12-month exploration phase of the contract. Upon completion of the initial exploration phase, Argosy may relinquish the contract or proceed to the following 18-month exploration phase, whereunder Argosy will be obligated to drill a second exploratory well. Argosy is continuing its efforts to secure an industry partner to farm-in to this acreage and expects to drill the first exploratory well during the second quarter of 2003.

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

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

a) Exhibits
-----------

None

b) Reports on Form 8-K
----------------------

The Company did not file any Current Reports on Form 8-K during or subsequent to the end of the first quarter of 2002.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    AVIVA PETROLEUM INC.



Date:  May 10, 2002                 /s/ Ronald Suttill
                                    -----------------------------------------
                                    Ronald Suttill
                                    President and Chief Executive Officer

                                    /s/  James L. Busby
                                    -----------------------------------------
                                    James L. Busby
                                    Secretary, Treasurer and Chief Financial
                                      Officer
                                    (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS

Exhibit
Number            Description of Exhibit
------            ----------------------

   None