Form 10-Q
period 2002-06-30
AVIVA PETROLEUM INC /TX/
filed 2002-08-13
CIK 910659

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2002
                                                 --------------

                                       OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            For the transition period from ___________ to __________

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

                                                        Yes X     No
                                                            --       -------

Number of shares of Common Stock, no par value, outstanding at June 30, 2002, was 46,900,132.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                      AVIVA PETROLEUM INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheet
                     (in thousands, except number of shares)
                                   (unaudited)

                                                                                 June 30,           December 31,
                                                                                    2002                   2001
                                                                               ----------           -----------
ASSETS

Current assets:
    Cash and cash equivalents                                                   $    629              $  1,010
    Accounts receivable                                                              327                   187
    Inventories                                                                      202                   209
    Prepaid expenses and other                                                        81                   140
                                                                                --------              --------
       Total current assets                                                        1,239                 1,546
                                                                                --------              --------

Property and equipment, at cost (note 3):
    Oil and gas properties and equipment (full cost method)                       20,299                20,244
    Other                                                                            334                   334
                                                                                --------              --------
                                                                                  20,633                20,578
       Less accumulated depreciation, depletion
          and amortization                                                       (20,129)              (19,981)
                                                                                --------              --------
                                                                                     504                   597
Other assets                                                                       1,009                   991
                                                                                --------              --------
                                                                                $  2,752              $  3,134
                                                                                ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                            $    550              $    776
    Accrued liabilities                                                               71                    37
                                                                                --------              --------
       Total current liabilities                                                     621                   813
                                                                                --------              --------

Other liabilities                                                                    366                   368

Stockholders' equity:
    Common stock, no par value, authorized 348,500,000 shares;
       issued 46,900,132 shares                                                    2,345                 2,345
    Additional paid-in capital                                                    37,710                37,710
    Accumulated deficit*                                                         (38,290)              (38,102)
                                                                                --------              --------
       Total stockholders' equity                                                  1,765                 1,953

Commitments and contingencies (note 4)
                                                                                --------              --------
                                                                                $  2,752              $  3,134
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

                      AVIVA PETROLEUM INC. AND SUBSIDIARIES
                 Condensed Consolidated Statement of Operations
                      (in thousands, except per share data)
                                   (unaudited)

                                                  Three Months Ended      Six Months Ended
                                                       June 30,                June 30,

                                                    2002        2001        2002        2001
                                                --------   ---------    --------   ---------
Revenue:
    Oil and gas sales                           $    534    $    575    $    897    $  1,175
    Service fees                                      --         107          97         273
                                                --------   -----------   --------   ---------
       Total revenue                                 534         682         994       1,448
                                                --------   -----------   --------   ---------

Expense:
    Production                                       331         357         598         715
    Depreciation, depletion and amortization          86          65         148         131
    General and administrative                       218         290         485         580
    Recovery of losses on accounts receivable         --         (4)          --         (29)
                                                --------   -----------   --------   ---------

       Total expense                                 635         708       1,231       1,397
                                                --------   -----------   --------   ---------

Other income (expense):
    Interest and other income (expense), net          37           2          90         173
    Interest expense                                  (2)         (1)         (2)         (2)
                                                --------   -----------   --------   ---------

       Total other income (expense)                   35           1          88         171
                                                --------   -----------   --------   ---------

       Earnings (loss) before income taxes           (66)        (25)       (149)        222

Income taxes                                         (22)        (19)        (39)        (36)
                                                --------   -----------   --------   ---------

       Net earnings (loss)                      $    (88)   $    (44)   $   (188)   $    186
                                                ========   ===========   ========   =========

Weighted average common shares outstanding -
    basic and diluted                             46,900      46,900      46,900      46,900
                                                ========   ===========   ========   =========

Basic and diluted net earnings (loss) per
  common share                                  $   (.00)  $    (.00)   $   (.00)   $    .00
                                                ========   ===========   ========   =========


See accompanying notes to condensed consolidated financial statements.

                      AVIVA PETROLEUM INC. AND SUBSIDIARIES
                 Condensed Consolidated Statement of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                        Six Months Ended
                                                                              June 30,

                                                                        2002                   2001
                                                            ----------------        ---------------
Net earnings (loss)                                         $           (188)       $           186
Adjustments to reconcile net earnings (loss) to net
   cash used in operating activities:
    Depreciation, depletion and amortization                             148                    131
    Changes in working capital and other                                (290)                  (469)
                                                            ----------------        ---------------

       Net cash used in operating activities                            (330)                  (152)
                                                            ----------------        ---------------

Cash flows from investing activities:
    Property and equipment expenditures                                  (55)                   (97)
    Proceeds from sale of assets                                           -                      4
                                                            ----------------        ---------------

       Net cash used in investing activities                             (55)                   (93)
                                                            ----------------        ---------------

Cash flows from financing activities                                       -                      -
                                                            ----------------        ---------------

Effect of exchange rate changes on cash and
    cash equivalents                                                       4                     12
                                                            ----------------        ---------------

Net decrease in cash and cash equivalents                               (381)                  (233)
Cash and cash equivalents at beginning of the period                   1,010                    820
                                                            ----------------        ---------------

Cash and cash equivalents at end of the period              $            629        $           587
                                                            ================        ===============


See accompanying notes to condensed consolidated financial statements.

                      AVIVA PETROLEUM INC. AND SUBSIDIARIES
            Condensed Consolidated Statement of Stockholders' Equity
                     (in thousands, except number of shares)
                                   (unaudited)



                                                     Common Stock
                                          ------------------------------
                                                                               Additional                                Total
                                                 Number                           Paid-in       Accumulated      Stockholders'
                                              of Shares           Amount          Capital           Deficit             Equity
                                          -------------     ------------     ------------     -------------    ---------------
Balances at December 31, 2001                46,900,132     $      2,345     $     37,710     $     (38,102)   $         1,953

Net loss                                              -                -                -              (188)              (188)
                                          -------------     ------------     ------------     -------------    ---------------

Balances at June 30, 2002                    46,900,132     $      2,345     $     37,710     $     (38,290)   $         1,765
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

3.   Property and Equipment

     Internal general and administrative costs directly associated with oil and gas property acquisition, exploration and development activities have been capitalized in accordance with the accounting policies of the Company. Such costs totaled $48,000 for the six months ended June 30, 2002 and $31,000 for the six months ended June 30, 2001.

     Unevaluated oil and gas properties totaling $313,000 and $303,000 at June 30, 2002 and December 31, 2001, respectively, have been excluded from costs subject to depletion.

4.   Commitments and Contingencies

     During the latter part of 2001, an offset operator drilled a successful exploratory well approximately 4,000 feet from the eastern boundary of the Company's Breton Sound acreage. Although such operator decided not to participate in prospects located on Aviva's acreage,

                      AVIVA PETROLEUM INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                             (unaudited) (continued)

     management of the Company is continuing its efforts with other interested parties, with a view towards negotiating an arrangement to explore the Company's Breton Sound prospects. At this time it is not possible to predict the cost, if any, net to the Company, that may arise should management successfully negotiate such an arrangement.

     The Company is also engaged in ongoing operations in Colombia. The obligations under the Santana contract have been met; however, Argosy plans to recomplete certain existing wells and engage in various other projects. The first of these recompletions is scheduled during 2003, and the majority of the remaining recompletions are scheduled during 2004. The Company's share of the estimated future costs of these activities is approximately $0.2 million at June 30, 2002.

     The contract obligations of the Rio Magdalena contract require Argosy and its co-owner to perform 40 kilometers of 2D seismic during the initial 18-month exploration phase of the contract. The Company's current share of the estimated future costs of this phase is approximately $74,000 at June 30, 2002. Additional expenditures will be required should Argosy decide to enter into the second phase of the contract.

     The Company expects to fund its share of the cost of the recompletions on the Santana contract and the seismic commitments on the Rio Magdalena contract using existing cash in Colombia and cash provided from Colombian operations. Any substantial increase in the amount of the above referenced expenditures could adversely affect the Company's ability to fund these activities. Risks that could adversely affect funding of such activities include, among others, delays in obtaining any required environmental permits, cost overruns, failure to produce the reserves as projected or a decline in the sales price of oil. Depending on the results of future exploration and development activities, substantial expenditures which have not been included in the Company's projections may be required.

     The contract obligations of the Guayuyaco contract (signed August 2, 2002) require Argosy to drill one exploratory well during the initial 12-month exploration phase of the contract. Upon completion of the initial exploration phase, Argosy may relinquish the contract or proceed to the following 18-month exploration phase, whereunder Argosy will be obligated to drill a second exploratory well. Argosy plans to involve industry and service company partners to reduce the cost exposure of the first exploratory well. A letter of intent has already been signed with Schlumberger Surenco, S.A. to participate, through provision of services and materials, in the drilling of an exploratory well on our Inchiyaco prospect (formerly Mary East). This well, the Inchiyaco #1, is expected to be an 8,100 foot exploration test of the Villeta U, T, N and Caballos sands in the Inchiyaco structure approximately 500 meters east of the Mary field. Depending on definitive service agreements, rig availability and other contingencies, drilling could commence as early as the fourth quarter of 2002.

     Failure by Argosy to meet the obligations under the Guayuyaco contract will result in the loss of the proposed contract terms. The existing Santana production will not be affected. Failure by the Company to fund its share of Argosy's obligations, assuming Argosy funds the obligation, could result in a decrease in the Company's ownership interest in Argosy.

     In order to accumulate the funds necessary to drill the Inchiyaco #1, management of Argosy has decided to suspend cash distributions from Argosy to its partners (including Aviva) beginning in June 2002. Accordingly, Aviva cannot expect to receive cash distributions from Argosy during

                      AVIVA PETROLEUM INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                             (unaudited) (continued)

     the foreseeable future. Even if such an exploratory well were successful, additional funds may be required to equip and complete such a well prior to the resumption of cash distributions.

     As of June 30, 2002, approximately $261,000 of cash and cash equivalents included in the Company's consolidated cash and cash equivalents balance was held by Argosy and is not available to the Company for use outside of Colombia. The remaining balance of $368,000 is under the direct control of Aviva and is available for its U.S. operations. As indicated in note 5 to the condensed consolidated financial statements, the U.S. operations have suffered a net operating loss of approximately $423,000 for the six-month period ended June 30, 2002, and are expected to continue to have operating losses in the foreseeable future. Although the Company is currently receiving a higher price ($25.02 per barrel) for its Breton Sound oil production ($22.36 per barrel during the first six months of 2002), it is unlikely that such improvement in price will result in a significant improvement in the results of operations for the U.S. Accordingly, if management is unable to successfully implement its plans as set forth below or if distributions from Argosy do not resume, the Company's liquidity will continue to deteriorate and at some point, possibly as early as mid-2003, the Company may be unable to continue as a going concern.

     In order to improve the Company's liquidity, management of the Company is working to raise additional capital through equity issues, incurring debt or by sales of assets. Although the ultimate outcome of these matters cannot be projected with certainty, management believes that the Company's existing capital resources plus the capital that management expects to raise, will be adequate to fund the Company's current obligations. There can be no assurance, however, that such attempts to raise additional capital will be successful.

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

                      AVIVA PETROLEUM INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                             (unaudited) (continued)

5.   Segment Information

     The following is a summary of segment information of the Company as of and for the six-month periods ended June 30, 2002 and 2001 (in thousands):

                                             United
                                             States    Colombia      Total
                                             ------    --------      -----

2002
----
Revenue:
  Oil and gas sales                          $   339    $   558    $   897
  Service fees                                    97         --         97
                                             -------    -------    -------
                                                 436        558        994
                                             -------    -------    -------

Expense:
  Production                                     355        243        598
  Depreciation, depletion and amortization        99         49        148
  General and administrative                     428         57        485
                                             -------    -------    -------
                                                 882        349      1,231
                                             -------    -------    -------

Interest and other income (expense), net          25         65         90
Interest expense                                  (2)        --         (2)
                                             -------    -------    -------

Net earnings (loss) before income taxes         (423)       274       (149)

Income taxes                                      --        (39)       (39)
                                             -------    -------    -------

Net earnings (loss)                          $  (423)   $   235    $  (188)
                                             =======    =======    =======

Total assets                                 $ 1,351    $ 1,401    $ 2,752
                                             =======    =======    =======

                      AVIVA PETROLEUM INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                             (unaudited) (continued)

                                              United
                                              States    Colombia     Total
                                              ------    --------     -----

2001
----
Revenue:
  Oil and gas sales                           $   546    $   629    $ 1,175
  Service fees                                    273         --        273
                                              -------    -------    -------
                                                  819        629      1,448
                                              -------    -------    -------

Expense:
  Production                                      432        283        715
  Depreciation, depletion and amortization         73         58        131
  General and administrative                      527         53        580
  Recovery of losses on accounts receivable       (29)        --        (29)
                                              -------    -------    -------
                                                1,003        394      1,397
                                              -------    -------    -------

Interest and other income (expense), net           36        137        173
Interest expense                                   (2)        --         (2)
                                              -------    -------    -------

Earnings (loss) before income taxes              (150)       372        222

Income taxes                                       --        (36)       (36)
                                              -------    -------    -------

Net earnings (loss)                           $  (150)   $   336    $   186
                                              =======    =======    =======

Total assets                                  $ 1,724    $ 1,417    $ 3,141
                                              =======    =======    =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations.
-------------

Results of Operations
---------------------

Three Months Ended June 30, 2002 compared to Three Months Ended June 30, 2001
-----------------------------------------------------------------------------

                                                               United States               Colombia
                                                           Oil               Gas              Oil             Total
                                                     -------------     -------------    -------------     -------------
              (Thousands)
              Oil and gas sales - 2001               $         228     $          32    $         315     $         575

              Volume variance                                   (7)               (4)              40                29

              Price variance                                    (9)               (8)             (53)              (70)
                                                     -------------     -------------    -------------     -------------

              Oil and gas sales - 2002               $         212     $          20    $         302     $         534
                                                     =============     =============    =============     =============


Colombian oil volumes were 15,000 barrels in the second quarter of 2002, an increase of 2,000 barrels as compared to the second quarter of 2001. Such increase is due to a 4,000 barrel increase resulting from the transfer of a 7.5% partnership interest to Aviva from Crosby Capital L.L.C. ("Crosby") (see note 2 to the condensed consolidated financial statements) offset partially by a 2,000 barrel decrease resulting from normal production declines.

U.S. oil volumes were 9,000 barrels in 2002, approximately the same as 2001. U.S. gas volumes were 6,000 thousand cubic feet (MCF) in 2002, down 1,000 MCF from 2001.

Colombian oil prices averaged $19.88 per barrel during the second quarter of 2002. The average price for the same period of 2001 was $23.38 per barrel. The Company's average U.S. oil price decreased to $24.19 per barrel in 2002, down from $25.12 per barrel in 2001. U.S. gas prices averaged $3.45 per MCF in 2002 compared to $4.85 per MCF in 2001.

Service fees of $107,000 for administering the Colombian assets were received in 2001. The 2001 amount covers three months at a monthly rate of $46,000, net of Aviva Overseas' 22.1196% (29.6196% after August 14, 2001) share of the fees. No service fees were recorded in the second quarter of 2002 because the service contract was cancelled effective March 31, 2002.

Operating costs decreased approximately 7%, or $26,000, primarily as a result of the absence of Colombian crude oil transportation charges in 2002. Such transportation charges (approximately $1.82 per barrel in 2001) are included as a deduction to the oil sales price in 2002 pursuant to the latest oil sales agreement with Ecopetrol.

Depreciation, depletion and amortization ("DD&A") increased by 32%, or $21,000, due to an increase in the U.S. DD&A rate per barrel that resulted from a decrease in the U.S. proved reserves.

General and administrative ("G&A") expense decreased $72,000 or 25% primarily due to lower public ownership costs, lower insurance costs, and an increase in the amount of G&A expense capitalized for Colombian activities.

Six Months Ended June 30, 2002 compared to Six Months Ended June 30, 2001
-------------------------------------------------------------------------

                                                                United States              Colombia
                                                           Oil               Gas              Oil             Total
                                                     -------------     -------------    -------------     -------------
              (Thousands)
              Oil and gas sales - 2001               $         478     $          68    $         629     $       1,175

              Volume variance                                 (119)               (9)              66               (62)

              Price variance                                   (50)              (29)            (137)             (216)
                                                     -------------     -------------    -------------     -------------

              Oil and gas sales - 2002               $         309     $          30    $         558     $         897
                                                     =============     =============    =============     =============

Colombian oil volumes were 31,000 barrels in the first half of 2002, an increase of 3,000 barrels as compared to the first half of 2001. Such increase is due to an 8,000 barrel increase resulting from the transfer of a 7.5% partnership interest to Aviva from Crosby (see note 2 to the condensed consolidated financial statements) offset partially by a 5,000 barrel decrease resulting from production declines.

U.S. oil volumes were 14,000 barrels in 2002, down approximately 4,000 barrels from 2001. Such decrease is primarily due to the Company's Breton Sound 31 field, and certain wells therein, being shut-in for various periods during the first half of 2002 as a result of equipment failures. U.S. gas volumes were 10,000 MCF in 2002, down 2,000 MCF from 2001 as a result of the aforementioned equipment failures.

Colombian oil prices averaged $18.10 per barrel during the first half of 2002. The average price for the same period of 2001 was $22.58 per barrel. The Company's average U.S. oil price decreased to $22.36 per barrel in 2002, down from $25.97 per barrel in 2001. U.S. gas prices averaged $2.96 per MCF in 2002 compared to $5.70 per MCF in 2001.

Service fees of $97,000 for administering the Colombian assets were received in 2002 compared to $273,000 in 2001. The 2002 amount covered three months at an average monthly rate of $46,000, whereas the 2001 amount covered six months, three months at a monthly rate of $71,000 and three months at a monthly rate of $46,000. These amounts are net of Aviva Overseas' 22.1196% (29.6196% after August 14, 2001) share of the fees. The service contract was cancelled effective March 31, 2002.

Operating costs decreased approximately 16%, or $117,000, primarily as a result of a decrease in the cost of lease fuel in the U.S. due to lower gas prices and the absence of Colombian crude oil transportation charges in 2002. Such transportation charges (approximately $1.82 per barrel in 2001) are included as a deduction to the oil sales price in 2002 pursuant to the latest oil sales agreement with Ecopetrol.

DD&A increased by 13%, or $17,000, due to an increase in the U.S. DD&A rate per barrel that resulted from a decrease in the U.S. proved reserves.

G&A expenses decreased $95,000, or 16%, primarily due to lower public ownership costs, lower insurance costs, and an increase in the amount of G&A expense capitalized for Colombian activities.

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

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents totaled $629,000 and $1,010,000 at June 30, 2002 and December 31, 2001, respectively, a portion of which is only available for Colombian operations as discussed below. The decrease in cash and cash equivalents resulted primarily from net cash used in operating activities ($330,000) and property additions ($55,000).

Net cash used in operating activities was ($330,000) in 2002, compared to ($152,000) net cash used in operating activities for 2001. This decrease resulted primarily from lower oil and gas prices received for the Company's production and lower U.S. oil volumes resulting from equipment failures during the first half of 2002. These decreases were partially offset by a smaller change in working capital.

During the latter part of 2001, an offset operator drilled a successful exploratory well approximately 4,000 feet from the eastern boundary of the Company's Breton Sound acreage. Although such operator decided not to participate in prospects located on Aviva's acreage, management of the Company is continuing its efforts with other interested parties with a view towards negotiating an arrangement to explore the Company's Breton Sound prospects. At this time it is not possible to predict the cost, if any, net to the Company, that may arise should management successfully negotiate such an arrangement.

The Company is also engaged in ongoing operations in Colombia. The obligations under the Santana contract have been met; however, Argosy plans to recomplete certain existing wells and engage in various other projects. The first of these recompletions is scheduled during 2003, and the majority of the remaining recompletions are scheduled during 2004. The Company's share of the estimated future costs of these activities is approximately $0.2 million at June 30, 2002.

The contract obligations of the Rio Magdalena contract require Argosy and its co-owner to perform 40 kilometers of 2D seismic during the initial 18-month exploration phase of the contract. The Company's current share of the estimated future costs of this phase is approximately $74,000 at June 30, 2002. Additional expenditures will be required should Argosy decide to enter into the second phase of the contract.

The Company expects to fund its share of the cost of the recompletions on the Santana contract and the seismic commitments on the Rio Magdalena contract using existing cash in Colombia and cash provided from Colombian operations. Any substantial increase in the amount of the above referenced expenditures could adversely affect the Company's ability to fund these activities. Risks that could adversely affect funding of such activities include, among others, delays in obtaining any required environmental permits, cost overruns, failure to produce the reserves as projected or a decline in the sales price of oil. Depending on the results of future exploration and development activities, substantial expenditures which have not been included in the Company's projections may be required.

The contract obligations of the Guayuyaco contract (signed August 2, 2002) require Argosy to drill one exploratory well during the initial 12-month exploration phase of the contract. Upon completion of the initial exploration phase, Argosy may relinquish the contract or proceed to the following 18-month exploration phase, whereunder Argosy will be obligated to drill a second exploratory well. Argosy plans to involve industry and service company partners to reduce the cost exposure of the first exploratory well. A letter of intent has already been signed with Schlumberger Surenco, S.A. to participate, through provision of services and materials, in the drilling of an exploratory well on our Inchiyaco prospect (formerly Mary East). This well, the Inchiyaco #1, is expected to be an 8,100 foot exploration test of the Villeta U, T, N and Caballos sands in the Inchiyaco structure approximately 500 meters east of the Mary field. Depending on definitive service agreements, rig availability and other contingencies, drilling could commence as early as the fourth quarter of 2002.

Failure by Argosy to meet the obligations under the Guayuyaco contract will result in the loss of the proposed contract terms. The existing Santana production will not be affected. Failure by the Company to fund its share of Argosy's obligations, assuming Argosy funds the obligation, could result in a decrease in the Company's ownership interest in Argosy.

In order to accumulate the funds necessary to drill the Inchiyaco #1, management of Argosy has decided to suspend cash distributions from Argosy to its partners (including Aviva) beginning in June 2002. Accordingly, Aviva cannot expect to receive cash distributions from Argosy during the foreseeable future. Even if such an exploratory well were successful, additional funds may be required to equip and complete such a well prior to the resumption of cash distributions.

As of June 30, 2002, approximately $261,000 of cash and cash equivalents included in the Company's consolidated cash and cash equivalents balance was held by Argosy and is not available to the Company for use outside of Colombia. The remaining balance of $368,000 is under the direct control of Aviva and is available for its U.S. operations. As indicated in note 5 to the condensed consolidated financial statements, the U.S. operations have suffered a net operating loss of approximately $423,000 for the six-month period ended June 30, 2002, and are expected to continue to have operating losses in the foreseeable future. Although the Company is currently receiving a higher price ($25.02 per barrel) for its Breton Sound oil production ($22.36 per barrel during the first six months of 2002), it is unlikely that such improvement in price will result in a significant improvement in the results of operations for the U.S. Accordingly, if management is unable to successfully implement its plans as set forth below or if distributions from Argosy do not resume, the Company's liquidity will continue to deteriorate and at some point, possibly as early as mid-2003, the Company may be unable to continue as a going concern.

In order to improve the Company's liquidity, management of the Company is working to raise additional capital through equity issues, incurring debt or by sales of assets. Although the ultimate outcome of these matters cannot be projected with certainty, management believes that the Company's existing capital resources plus the capital that management expects to raise, will be adequate to fund the Company's current obligations. There can be no assurance, however, that such attempts to raise additional capital will be successful.

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

PART II - OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

a)  Exhibits
------------

    **99.1      Certification of Chief Executive Officer.
    **99.2      Certification of Chief Financial Officer.

    ----------
    **   Filed herewith

b) Reports on Form 8-K
----------------------

The Company did not file any Current Reports on Form 8-K during or subsequent to the end of the second quarter of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              AVIVA PETROLEUM INC.



Date:  August 9, 2002         /s/ Ronald Suttill
                              -------------------------------------------
                              Ronald Suttill
                              President and Chief Executive Officer

                              /s/ James L. Busby
                              -------------------------------------------
                              James L. Busby
                              Secretary, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS

Exhibit
Number       Description of Exhibit
------       ----------------------

 **99.1      Certification of Chief Executive Officer.
 **99.2      Certification of Chief Financial Officer.

----------
 **   Filed herewith