Form 10-Q
period 2002-09-30
AVIVA PETROLEUM INC /TX/
filed 2002-11-14
CIK 910659

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         SEPTEMBER 30, 2002

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

(214) 691-3464
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     ✓             No

Number of shares of Common Stock, no par value, outstanding at September 30, 2002, was 46,900,132.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AVIVA PETROLEUM INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheet
(in thousands, except number of shares)
(unaudited)

	September 30, 2002	December 31, 2001
ASSETS

Current assets:
Cash and cash equivalents	$654	$1,010
Accounts receivable	280	187
Inventories	192	209
Prepaid expenses and other	59	140

Total current assets	1,185	1,546

Property and equipment, at cost (note 3):
Oil and gas properties and equipment (full cost method)	20,325	20,244
Other	338	334

	20,663	20,578
Less accumulated depreciation, depletion and amortization	(20,200)	(19,981)

	463	597
Abandonment funds and other assets	1,014	991

	$2,662	$3,134

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$593	$776
Accrued liabilities	30	37

Total current liabilities	623	813

Other liabilities	358	368

Stockholders’ equity:
Common stock, no par value, authorized 348,500,000 shares; issued 46,900,132 shares	2,345	2,345
Additional paid-in capital	37,710	37,710
Accumulated deficit*	(38,374)	(38,102)

Total stockholders’ equity	1,681	1,953

Commitments and contingencies (note 4)

	$2,662	$3,134

*	Accumulated deficit of $70,057 was eliminated at December 31, 1992 in connection with a quasi-reorganization.

See accompanying notes to condensed consolidated financial statements.

AVIVA PETROLEUM INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenue:
Oil and gas sales	$507	$552	$1,404	$1,727
Service fees	—	102	97	376

Total revenue	507	654	1,501	2,103

Expense:
Production	320	322	918	1,037
Depreciation, depletion and amortization	71	64	219	196
General and administrative	245	251	730	831
Recovery of losses on accounts receivable	—	(18)	—	(47)

Total expense	636	619	1,867	2,017

Other income (expense):
Interest and other income (expense), net	68	26	158	199
Interest expense	—	(1)	(2)	(3)

Total other income	68	25	156	196

Earnings (loss) before income taxes	(61)	60	(210)	282

Income taxes	(23)	(20)	(62)	(56)

Net earnings (loss)	$(84)	$40	$(272)	$226

Weighted average common shares outstanding— basic and diluted	46,900	46,900	46,900	46,900

Basic and diluted net earnings (loss) per common share	$(.00)	$.00	$(.01)	$.00

See accompanying notes to condensed consolidated financial statements.

AVIVA PETROLEUM INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2002	2001
Net earnings (loss)	$(272)	$226
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	219	196
Changes in working capital and other	(240)	(412)

Net cash provided by (used in) operating activities	(293)	10

Cash flows from investing activities:
Cash balances acquired in transfer of partnership interests	—	41
Property and equipment expenditures	(85)	(113)
Proceeds from sale of assets	—	4

Net cash used in investing activities	(85)	(68)

Cash flows from financing activities	—	—

Effect of exchange rate changes on cash and cash equivalents	22	13

Net decrease in cash and cash equivalents	(356)	(45)
Cash and cash equivalents at beginning of the period	1,010	820

Cash and cash equivalents at end of the period	$654	$775

See accompanying notes to condensed consolidated financial statements.

AVIVA PETROLEUM INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Equity
(in thousands, except number of shares)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Amount
Balances at December 31, 2001	46,900,132	$2,345	$37,710	$(38,102)	$1,953

Net loss	—	—	—	(272)	(272)

Balances at September 30, 2002	46,900,132	$2,345	$37,710	$(38,374)	$1,681

See accompanying notes to condensed consolidated financial statements.

AVIVA PETROLEUM INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.	General

The condensed consolidated financial statements of Aviva Petroleum Inc. and subsidiaries (the “Company” or “Aviva”) included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s prior audited yearly financial statements and the notes thereto, included in the Company’s latest annual report on Form 10-K.

In the opinion of the Company, all adjustments, consisting of normal recurring accruals, necessary to present fairly the information in the accompanying financial statements have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Comprehensive income equals net income for all periods.

2.	Transfer of Partnership Interest

Pursuant to the June 8, 2000 agreements with Aviva’s then secured lender, an additional 7.5% limited partnership interest was transferred to Aviva effective August 14, 2001, when the lender had received in distributions from Argosy Energy International (“Argosy”) an amount equal to $3,500,000 plus interest at the prime rate plus 1%. Argosy is the Utah limited partnership that holds the Company’s Colombian properties. The Company’s interest in Argosy is 29.6196% after the transfer.

The Company proportionately consolidates its interest in Argosy. The excess of net assets over the net liabilities of Argosy attributable to the additional 7.5% partnership interest transferred to the Company effective August 14, 2001 equaled approximately $340,000. Such amount has been credited to the Company’s Colombian cost center in accordance with the full cost method of accounting.

3.	Property and Equipment

Internal general and administrative costs directly associated with oil and gas property acquisition, exploration and development activities have been capitalized in accordance with the accounting policies of the Company. Such costs totaled $71,000 for the nine months ended September 30, 2002 and $46,000 for the nine months ended September 30, 2001.

Unevaluated oil and gas properties totaling $314,000 and $303,000 at September 30, 2002 and December 31, 2001, respectively, have been excluded from costs subject to depletion.

AVIVA PETROLEUM INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited) (continued)

4.	Commitments and Contingencies

During the latter part of 2001, an offset operator drilled a successful exploratory well approximately 4,000 feet from the eastern boundary of the Company’s Breton Sound acreage. Although such operator decided not to participate in prospects located on Aviva’s acreage, management of the Company is continuing its efforts with other interested parties, with a view towards negotiating an arrangement to explore the Company’s Breton Sound prospects. At this time it is not possible to predict the cost, if any, net to the Company, that may arise should management successfully negotiate such an arrangement.

The Company is also engaged in ongoing operations in Colombia. The obligations under the Santana contract have been met; however, Argosy plans to recomplete certain existing wells and engage in various other projects. The first of these recompletions is scheduled during 2003, and the majority of the remaining recompletions are scheduled during 2004. The Company’s share of the estimated future costs of these activities is approximately $0.2 million at September 30, 2002.

The contract obligations of the Rio Magdalena contract require Argosy and its co-owner to perform 40 kilometers of 2D seismic during the initial 18-month exploration phase of the contract. The Company’s current share of the estimated future costs of this phase is approximately $74,000 at September 30, 2002. Additional expenditures will be required should Argosy decide to enter into the second phase of the contract.

The Company expects to fund its share of the cost of the recompletions on the Santana contract and the seismic commitments on the Rio Magdalena contract using existing cash in Colombia and cash provided from Colombian operations. Any substantial increase in the amount of the above referenced expenditures could adversely affect the Company’s ability to fund these activities. Risks that could adversely affect funding of such activities include, among others, delays in obtaining any required environmental permits, cost overruns, failure to produce the reserves as projected or a decline in the sales price of oil. Depending on the results of future exploration and development activities, substantial expenditures that have not been included in the Company’s projections may be required.

The obligations of the Guayuyaco contract (signed August 2, 2002) require Argosy to drill one exploratory well during the initial 12-month exploration phase of the contract. Upon completion of the initial exploration phase, Argosy may relinquish the contract or proceed to the following 18-month exploration phase, under which Argosy will be obligated to drill a second exploratory well. Argosy plans to involve industry and service company partners to reduce the cost exposure of the first exploratory well. A letter of intent has already been signed with Schlumberger Surenco, S.A. to participate, through provision of services and materials, in the drilling of an exploratory well on our Inchiyaco prospect (formerly Mary East). This well, the Inchiyaco #1, is expected to be a 7,800 foot exploration test of the Villeta U, T, N and Caballos sands in the Inchiyaco structure approximately 500 meters east of the Mary field. Depending on definitive service agreements, rig availability and other contingencies, drilling could commence as early as the first quarter of 2003.

Failure by Argosy to meet the obligations under the Guayuyaco contract will result in the loss of the proposed contract terms. The existing Santana production will not be affected. Failure by

AVIVA PETROLEUM INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited) (continued)

the Company to fund its share of Argosy’s obligations, assuming Argosy funds the obligation, could result in a decrease in the Company’s ownership interest in Argosy.

In order to have funds available to drill the Inchiyaco #1, beginning in June 2002 Argosy has elected to accumulate all excess cash in Colombia from current sales revenues. Accordingly, Aviva may not receive any cash distributions from Colombia until after the Inchiyaco well has been drilled. Even if such an exploratory well was successful, additional funds may be required to equip and complete such a well prior to the resumption of cash distributions.

As of September 30, 2002, approximately $443,000 of cash and cash equivalents included in the Company’s consolidated cash and cash equivalents balance has been accumulated in Colombia for Aviva’s share of the drilling cost of the Inchiyaco well. The remaining balance of $211,000 is held in the U.S. and is available for U.S. operations. The Company’s only source of net cash from operating activities, other than Argosy, is its U.S. Operations. As indicated in note 5 to the condensed consolidated financial statements, the U.S. operations have suffered a net operating loss of approximately $682,000 for the nine-month period ended September 30, 2002, and are expected to continue to have operating losses in the foreseeable future. Accordingly, if the net operating losses from U.S. operations continue, distributions from Argosy do not resume and the Company is not able to generate cash from investing or financing activities, the Company’s liquidity will continue to deteriorate and at some point, possibly in early 2003, the Company may be unable to continue as a going concern.

In order to improve the Company’s liquidity, management of the Company is working to raise additional capital through equity issues, incurring debt, sales of assets and farmout of prospects. Although the ultimate outcome of these matters cannot be projected with certainty, management believes that the Company’s existing capital resources plus the capital that management expects to raise will be adequate to fund the Company’s current obligations. There can be no assurance, however, that such attempts to raise additional capital will be successful.

During 1998, leftist Colombian guerrillas inflicted significant damage on Argosy’s oil processing and storage facilities. Since that time Argosy has been subject to lesser attacks on its pipelines and equipment resulting in only minor interruptions of oil sales. The Colombian army guards the Company’s operations; however, there can be no assurance that such operations will not be the target of additional guerrilla attacks in the future. The damages resulting from the above referenced attacks were covered by insurance. During 2001 the cost of such insurance became prohibitively high and, accordingly, Argosy elected to terminate its terrorism insurance coverage.

Under the terms of the contracts with Ecopetrol, a minimum of 25% of all revenues from oil sold to Ecopetrol is paid in Colombian pesos which may only be utilized in Colombia. To date, the Company has experienced no difficulty in repatriating the remaining 75% of such payments, which are payable in U.S. dollars.

Activities of the Company with respect to the exploration, development and production of oil and natural gas are subject to stringent foreign, federal, state and local environmental laws and regulations, including but not limited to the Oil Pollution Act of 1990, the Outer Continental Shelf Lands Act, the Federal Water Pollution Control Act, the Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation, and Liability Act. Such laws and regulations have increased the cost of planning, designing, drilling, operating and

AVIVA PETROLEUM INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited) (continued)

abandoning wells. In most instances, the statutory and regulatory requirements relate to air and water pollution control procedures and the handling and disposal of drilling and production wastes. Although the Company believes that compliance with environmental laws and regulations will not have a material adverse effect on the Company’s future operations or earnings, risks of substantial costs and liabilities are inherent in oil and gas operations and there can be no assurance that significant costs and liabilities, including civil or criminal penalties for violations of environmental laws and regulations, will not be incurred. Moreover, it is possible that other developments, such as stricter environmental laws and regulations or claims for damages to property or persons resulting from the Company’s operations, could result in substantial costs and liabilities. For additional discussions on the applicability of environmental laws and regulations and other risks that may affect the Company’s operations, see the Company’s latest annual report on Form 10-K.

The Company is involved in certain litigation involving its oil and gas activities. Management of the Company believes that these litigation matters will not have any material adverse effect on the Company’s financial condition or results of operations.

5.	Segment Information

The following is a summary of segment information of the Company as of and for the nine-month periods ended September 30, 2002 and 2001 (in thousands):

2002	United States	Colombia	Total
Revenue:
Oil and gas sales	$533	$871	$1,404
Service fees	97	—	97

	630	871	1,501

Expense:
Production	543	375	918
Depreciation, depletion and amortization	151	68	219
General and administrative	644	86	730

	1,338	529	1,867

Interest and other income (expense), net	28	130	158
Interest expense	(2)	—	(2)

Earnings (loss) before income taxes	(682)	472	(210)

Income taxes	—	(62)	(62)

Net earnings (loss)	$(682)	$410	$(272)

Total assets	$1,073	$1,589	$2,662

AVIVA PETROLEUM INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited) (continued)

2001	United States	Colombia	Total
Revenue:
Oil and gas sales	$739	$988	$1,727
Service fees	376	—	376

	1,115	988	2,103

Expense:
Production	602	435	1,037
Depreciation, depletion and amortization	105	91	196
General and administrative	755	76	831
Recovery of losses on accounts receivable	(47)	—	(47)

	1,415	602	2,017

Interest and other income (expense), net	46	153	199
Interest expense	(3)	—	(3)

Earnings (loss) before income taxes	(257)	539	282

Income taxes	—	(56)	(56)

Net earnings (loss)	$(257)	$483	$226

Total assets	$1,693	$1,522	$3,215

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Three Months Ended September 30, 2002 compared to Three Months Ended September 30, 2001

	United States		Colombia	Total
	Oil	Gas	Oil
(Thousands)

Oil and gas sales—2001	$175	$18	$359	$552

Volume variance	(3)	(3)	(38)	(44)

Price variance	6	1	(8)	(1)

Oil and gas sales—2002	$178	$16	$313	$507

Colombian oil volumes were 14,000 barrels in the third quarter of 2002, a decrease of 2,000 barrels as compared to the third quarter of 2001. Such decrease is due to a 4,000 barrel decrease resulting from normal production declines offset partially by a 2,000 barrel increase resulting from the transfer of a 7.5% partnership interest to Aviva from its former lender (see note 2 to the condensed consolidated financial statements included elsewhere herein).

U.S. oil volumes were 7,000 barrels in 2002, approximately the same as in 2001. U.S. gas volumes were 5,000 thousand cubic feet (MCF) in 2002, down approximately 1,000 MCF from 2001.

Colombian oil prices averaged $21.89 per barrel during the third quarter of 2002. The average price for the same period of 2001 was $22.40 per barrel. The Company’s average U.S. oil price increased to $25.54 per barrel in 2002, up from $24.72 per barrel in 2001. U.S. gas prices averaged $3.17 per MCF in 2002 compared to $3.04 per MCF in 2001.

Service fees of $102,000 for administering the Colombian assets were received in 2001. The 2001 amount covers three months at a monthly rate of $46,000, net of Aviva Overseas’ 29.6196% (22.1196% prior to August 14, 2001) share of the fees. No service fees were recorded in the third quarter of 2002 because the service contract was cancelled effective March 31, 2002.

Operating costs decreased approximately 1%, or $2,000, primarily as a $17,000 increase in U.S. operating costs was offset by a $19,000 decrease in Colombian operating costs. The U.S. increase was related to equipment repairs whereas the Colombian decrease resulted from the absence of Colombian crude oil transportation charges in 2002. Such transportation charges (approximately $1.82 per barrel in 2001) are included as a deduction to the oil sales price in 2002 pursuant to the latest oil sales agreement with Ecopetrol.

General and administrative (“G&A”) expenses decreased $6,000 or 2% primarily as a result of lower insurance costs and an increase in the amount of G&A expense capitalized for Colombian activities.

Nine Months Ended September 30, 2002 compared to Nine Months Ended September 30, 2001

	United States		Colombia	Total
	Oil	Gas	Oil
(Thousands)

Oil and gas sales—2001	$653	$86	$988	$1,727

Volume variance	(121)	(12)	28	(105)

Price variance	(46)	(27)	(145)	(218)

Oil and gas sales—2002	$486	$47	$871	$1,404

Colombian oil volumes were 45,000 barrels in the first nine months of 2002, an increase of 1,000 barrels as compared to the first nine months of 2001. Such increase is due to a 10,000 barrel increase resulting from the transfer of a 7.5% partnership interest to Aviva from its former lender (see note 2 to the condensed consolidated financial statements included elsewhere herein) offset partially by a 9,000 barrel decrease resulting from normal production declines.

U.S. oil volumes were 21,000 barrels in 2002, down approximately 4,000 barrels from 2001. U.S. gas volumes were 15,000 MCF in 2002, down 3,000 MCF from 2001.

Colombian oil prices averaged $19.30 per barrel during the first nine months of 2002. The average price for the same period of 2001 was $22.52 per barrel. The Company’s average U.S. oil price decreased to $23.43 per barrel in 2002, down from $25.63 per barrel in 2001. U.S. gas prices averaged $3.03 per MCF in 2002 compared to $4.81 per MCF in 2001.

Service fees of $97,000 for administering the Colombian assets were received in 2002 compared to $376,000 in 2001. The 2002 amount covered three months at an average monthly rate of $46,000, whereas the 2001 amount covered nine months, three months at a monthly rate of $71,000 and six months at a monthly rate of $46,000. These amounts are net of Aviva Overseas’ 22.1196% (29.6196% after August 14, 2001) share of the fees. No service fees were recorded in the second and third quarters of 2002 because the service contract was cancelled effective March 31, 2002.

Operating costs decreased approximately 11%, or $119,000, primarily as a result of a decrease in the cost of lease fuel in the U.S. due to lower gas prices and the absence of Colombian crude oil transportation charges in 2002. Such transportation charges (approximately $1.82 per barrel in 2001) are included as a deduction to the oil sales price in 2002 pursuant to the latest oil sales agreement with Ecopetrol.

G&A expenses decreased $101,000 or 12% primarily as a result of lower insurance costs, lower public ownership costs, and an increase in the amount of G&A expense capitalized for Colombian activities.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143 “Accounting for Asset Retirement Obligations” which establishes requirements for the accounting of removal-type costs associated with asset retirements.

The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company is currently assessing the impact on its financial statements.

On October 3, 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company adopted SFAS No. 144 in the first quarter of 2002. The adoption had no material impact on the Company’s financial statements.

Liquidity and Capital Resources

Cash and cash equivalents totaled $654,000 and $1,010,000 at September 30, 2002 and December 31, 2001, respectively. A portion of the former amount is being accumulated exclusively for Colombian operations as discussed below and, thus, is not expected to be available to meet the Company’s other expenses. The decrease in cash and cash equivalents resulted primarily from net cash used in operating activities ($293,000) and property additions ($85,000).

Net cash used in operating activities was ($293,000) in 2002, compared to $10,000 net cash provided by operating activities for 2001. This decrease resulted primarily from lower oil and gas prices received for the Company’s production and lower U.S. oil volumes resulting from weather and equipment failures during the first nine months of 2002. These decreases were partially offset by a smaller change in working capital.

During the latter part of 2001, an offset operator drilled a successful exploratory well approximately 4,000 feet from the eastern boundary of the Company’s Breton Sound acreage. Although such operator decided not to participate in prospects located on Aviva’s acreage, management of the Company is continuing its efforts with other interested parties with a view towards negotiating an arrangement to explore the Company’s Breton Sound prospects. At this time it is not possible to predict the cost, if any, net to the Company, that may arise should management successfully negotiate such an arrangement.

The Company is also engaged in ongoing operations in Colombia. The obligations under the Santana contract have been met; however, Argosy plans to recomplete certain existing wells and engage in various other projects. The first of these recompletions is scheduled during 2003, and the majority of the remaining recompletions are scheduled during 2004. The Company’s share of the estimated future costs of these activities is approximately $0.2 million at September 30, 2002.

The obligations of the Rio Magdalena contract require Argosy and its co-owner to perform 40 kilometers of 2D seismic during the initial 18-month exploration phase of the contract. The Company’s current share of the estimated future costs of this phase is approximately $74,000 at September 30, 2002. Additional expenditures will be required should Argosy decide to enter into the second phase of the contract.

The Company expects to fund its share of the cost of the recompletions on the Santana contract and the seismic commitments on the Rio Magdalena contract using existing cash in Colombia and cash provided from Colombian operations. Any substantial increase in the amount of the above referenced expenditures could adversely affect the Company’s ability to fund these activities. Risks that could adversely affect funding of such activities include, among others, delays in obtaining any required environmental permits, cost overruns, failure to produce the reserves as projected or a decline in the sales price of oil. Depending on the results of future exploration and development activities, substantial expenditures that have not been included in the Company’s projections may be required.

The obligations of the Guayuyaco contract (signed August 2, 2002) require Argosy to drill one exploratory well during the initial 12-month exploration phase of the contract. Upon completion of the initial exploration phase, Argosy may relinquish the contract or proceed to the following 18-month exploration phase, under which Argosy will be obligated to drill a second exploratory well. Argosy plans to involve industry and service company partners to reduce the cost exposure of the first exploratory well. A letter of intent has already been signed with Schlumberger Surenco, S.A. to participate, through provision of services and materials, in the drilling of an exploratory well on our Inchiyaco prospect (formerly Mary East). This well, the Inchiyaco #1, is expected to be a 7,800 foot exploration test of the Villeta U, T, N and Caballos sands in the Inchiyaco structure approximately 500 meters east of the Mary field. Depending on definitive service agreements, rig availability and other contingencies, drilling could commence as early as the first quarter of 2003.

Failure by Argosy to meet the obligations under the Guayuyaco contract will result in the loss of the proposed contract terms. The existing Santana production will not be affected. Failure by the Company to fund its share of Argosy’s obligations, assuming Argosy funds the obligation, could result in a decrease in the Company’s ownership interest in Argosy.

In order to have funds available to drill the Inchiyaco #1, beginning in June 2002 Argosy has elected to accumulate all excess cash in Colombia from current sales revenues. Accordingly, Aviva may not receive any cash distributions from Colombia until after the Inchiyaco well has been drilled. Even if such an exploratory well was successful, additional funds may be required to equip and complete such a well prior to the resumption of cash distributions.

As of September 30, 2002, approximately $443,000 of cash and cash equivalents included in the Company’s consolidated cash and cash equivalents balance has been accumulated in Colombia for Aviva’s share of the drilling cost of the Inchiyaco well. The remaining balance of $211,000 is held in the U.S. and is available for U.S. operations. The Company’s only source of net cash from operating activities, other than Argosy, is its U.S. operations. As indicated in note 5 to the condensed consolidated financial statements, the U.S. operations have suffered a net operating loss of approximately $682,000 for the nine-month period ended September 30, 2002, and are expected to continue to have operating losses in the foreseeable future. Accordingly, if the net operating losses from U. S. operations continue, distributions from Argosy do not resume and the Company is not able to generate cash from investing or financing activities, the Company’s liquidity will continue to deteriorate and at some point, possibly in early 2003, the Company may be unable to continue as a going concern.

In order to improve the Company’s liquidity, management of the Company is working to raise additional capital through equity issues, incurring debt, sales of assets and farmout of prospects. Although the ultimate outcome of these matters cannot be projected with certainty, management believes that the Company’s existing capital resources plus the capital that management expects to raise will be adequate to fund the Company’s current obligations. There can be no assurance, however, that such attempts to raise additional capital will be successful.

During 1998, leftist Colombian guerrillas inflicted significant damage on Argosy’s oil processing and storage facilities. Since that time Argosy has been subject to lesser attacks on its pipelines and equipment resulting in only minor interruptions of oil sales. The Colombian army guards the Company’s operations; however, there can be no assurance that such operations will not be the target of additional guerrilla attacks in the future. The damages resulting from the above referenced attacks were covered by insurance. During 2001 the cost of such insurance became prohibitively high and, accordingly, Argosy elected to terminate its terrorism insurance coverage.

Under the terms of the contracts with Ecopetrol, a minimum of 25% of all revenues from oil sold to Ecopetrol is paid in Colombian pesos which may only be utilized in Colombia. To date, the Company has experienced no difficulty in repatriating the remaining 75% of such payments, which are payable in U.S. dollars.

Activities of the Company with respect to the exploration, development and production of oil and natural gas are subject to stringent foreign, federal, state and local environmental laws and regulations, including but not limited to the Oil Pollution Act of 1990, the Outer Continental Shelf Lands Act, the Federal Water Pollution Control Act, the Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation, and Liability Act. Such laws and regulations have increased the cost of planning, designing, drilling, operating and abandoning wells. In most instances, the statutory and regulatory requirements relate to air and water pollution control procedures and the handling and disposal of drilling and production wastes. Although the Company believes that compliance with environmental laws and regulations will not have a material adverse effect on the Company’s future operations or earnings, risks of substantial costs and liabilities are inherent in oil and gas operations and there can be no assurance that significant costs and liabilities, including civil or criminal penalties for violations of environmental laws and regulations, will not be incurred. Moreover, it is possible that other developments, such as stricter environmental laws and regulations or claims for damages to property or persons resulting from the Company’s operations, could result in substantial costs and liabilities. For additional discussions on the applicability of environmental laws and regulations and other risks that may affect the Company’s operations, see the Company’s latest annual report on Form 10-K.

The Company is involved in certain litigation involving its oil and gas activities. Management of the Company believes that these litigation matters will not have any material adverse effect on the Company’s financial condition or results of operations.

With the exception of historical information, the matters discussed in this quarterly report contain forward-looking statements that involve risks and uncertainties. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its goals will be achieved. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include, among other things, general economic conditions, volatility of oil and gas prices, the impact of possible geopolitical occurrences world-wide and in Colombia, imprecision of reserve estimates, changes in laws and regulations, unforeseen engineering and mechanical or technological difficulties in drilling, working-over and operating wells during the periods covered by the forward-looking statements, as well as other factors described in the Company’s annual report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in commodity prices. The Company produces and sells crude oil and natural gas. These commodities are sold based on market prices established with the buyers. The Company does not use financial instruments to hedge commodity prices.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Within the 90 days prior to the date of this report, the company carried out an evaluation, under the supervision and with participation of the company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filing.

(b)	Changes in internal controls.

Not applicable.

Item 5. Other Information.

The Company’s Chief Executive Officer and Chief Financial Officer have filed the certifications required by Section 906 of the Sarbanes-Oxley Act of 2002 with the Commission by including them with the correspondence transmitting this Quarterly Report on Form 10-Q.

PART II—OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a)    Exhibits

**99.1	Certification of Chief Executive Officer.

**99.2	Certification of Chief Financial Officer.

** Filed herewith

b)    Reports on Form 8-K

The Company did not file any Current Reports on Form 8-K during or subsequent to the end of the third quarter of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVIVA PETROLEUM INC.

Date: November 13, 2002	/s/ Ronald Suttill
Ronald Suttill
President and Chief Executive Officer

/s/ James L. Busby
James L. Busby
Secretary, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
**99.1	Certification of Chief Executive Officer.
**99.2	Certification of Chief Financial Officer.

** Filed herewith

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

Pursuant to Section 906 of the Sarbanes-Oxley Act 2002 (18 U.S.C. 1350), the undersigned, Ronald Suttill, Chief Executive Officer of Aviva Petroleum Inc. (the “Company”), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (the “Report”).

The undersigned certifies to his knowledge that: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 13th day of November 2002.

/s/ Ronald Suttill
Ronald Suttill
President and Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

Pursuant to Section 906 of the Sarbanes-Oxley Act 2002 (18 U.S.C. 1350), the undersigned, James L. Busby, Chief Financial Officer of Aviva Petroleum Inc. (the “Company”), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (the “Report”).

The undersigned certifies to his knowledge that: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 13th day of November 2002.

/s/ James L. Busby
James L. Busby
Secretary, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)