Form 10-Q
period 2003-03-31
AVIVA PETROLEUM INC /TX/
filed 2003-05-19
CIK 910659

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 0-22258

AVIVA PETROLEUM INC.

(Exact name of registrant as specified in its charter)

Texas	75-1432205
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

8235 Douglas Avenue,	75225
Suite 400, Dallas, Texas (Address of principal executive offices)	(Zip Code)

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Number of shares of Common Stock, no par value, outstanding at March 31, 2003, was 46,900,132.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AVIVA PETROLEUM INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheet

(in thousands, except number of shares)

(unaudited)

	March 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$1,174	$1,708
Accounts receivable	304	123
Inventories	190	193
Prepaid expenses and other	181	116

Total current assets	1,849	2,140

Property and equipment, at cost (note 3):
Oil and gas properties and equipment (full cost method)	20,589	20,370
Other	338	337

	20,927	20,707
Less accumulated depreciation, depletion and amortization	(19,769)	(19,874)

	1,158	833
Other assets	5	105

	$3,012	$3,078

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$893	$916
Accrued liabilities	165	163
Asset retirement obligation	—	908
Short-term debt	50	50

Total current liabilities	1,108	2,037

Asset retirement obligation (note 4)	920	—

Other liabilities	74	93

Stockholders’ equity:
Common stock, no par value, authorized 348,500,000 shares; issued 46,900,132 shares	2,345	2,345
Additional paid-in capital	37,710	37,710
Accumulated deficit	(39,145)	(39,107)

Total stockholders’ equity	910	948

Commitments and contingencies (note 5)

	$3,012	$3,078

See accompanying notes to condensed consolidated financial statements.

AVIVA PETROLEUM INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2003	2002
Revenue:
Oil and gas sales	$455	$363
Service fees	—	97

Total revenue	455	460

Expense:
Production	319	267
Depreciation, depletion and amortization	65	62
General and administrative	265	267

Total expense	649	596

Other income (expense):
Interest and other income (expense), net	24	53
Interest expense	(1)	—

Total other income (expense)	23	53

Loss before income taxes and cumulative effect of accounting change	(171)	(83)

Income taxes	(25)	(17)

Loss before cumulative effect of accounting change	(196)	(100)

Cumulative effect to January 1, 2003 of change in accounting for asset retirement obligations (note 4)	158	—

Net loss	$(38)	$(100)

Weighted average common shares outstanding	46,900	46,900

Basic and diluted net loss per common share:
Before cumulative effect of accounting change	$(0.00)	$(0.00)
Cumulative effect of accounting change	0.00	—

Net loss	$(0.00)	$(0.00)

See accompanying notes to condensed consolidated financial statements.

AVIVA PETROLEUM INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2003	2002
Net loss	$(38)	$(100)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	65	62
Cumulative effect of accounting change	(158)	—
Changes in working capital and other	(282)	(154)

Net cash used in operating activities	(413)	(192)

Cash flows from investing activities:
Transfer from abandonment fund	100	—
Property and equipment expenditures	(225)	(22)

Net cash used in investing activities	(125)	(22)

Cash flows from financing activities	—	—

Effect of exchange rate changes on cash and cash equivalents	4	(1)

Net decrease in cash and cash equivalents	(534)	(215)
Cash and cash equivalents at beginning of the period	1,708	1,010

Cash and cash equivalents at end of the period	$1,174	$795

See accompanying notes to condensed consolidated financial statements.

AVIVA PETROLEUM INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

(in thousands, except number of shares)

(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Amount
Balances at December 31, 2002	46,900,132	$2,345	$37,710	$(39,107)	$948
Net loss	–	–	–	(38)	(38)

Balances at March 31, 2003	46,900,132	$2,345	$37,710	$(39,145)	$910

See accompanying notes to condensed consolidated financial statements.

AVIVA PETROLEUM INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.	General

The condensed consolidated financial statements of Aviva Petroleum Inc. and subsidiaries (the “Company” or “Aviva”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s prior audited yearly financial statements and the notes thereto, included in the Company’s latest annual report on Form 10-K.

In the opinion of the Company, all adjustments, consisting of normal recurring accruals, necessary to present fairly the information in the accompanying financial statements have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

The Company’s condensed consolidated financial statements have been presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in note 2 below, there is substantial doubt concerning the Company’s ability to continue operating as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

2.	Liquidity

As discussed in note 5, Argosy Energy International (“Argosy”), a Utah limited partnership that holds the Company’s Colombian properties, is required by the Guayuyaco contract to drill an exploratory well by October 2003. Drilling of the proposed well, the Inchiyaco #1, commenced on May 1, 2003.

In order to have funds available to drill the Inchiyaco #1, beginning in June 2002 Argosy elected to accumulate all excess cash in Colombia from current sales revenues. Accordingly, Aviva will likely not receive any cash distributions from Colombia until after drilling of the Inchiyaco well has been completed. Even if this exploratory well is successful, additional funds may be required to equip and complete the well prior to the resumption of cash distributions.

As of March 31, 2003, approximately $680,000 of cash and cash equivalents included in the Company’s consolidated cash and cash equivalents balance has been accumulated in Colombia principally for Aviva’s share of the drilling cost of the Inchiyaco well and is thus restricted for that purpose at least until the Inchiyaco #1 reaches target depth. The remaining balance of $494,000 is held in the U.S. and is available for U.S. operations.

The Company’s only source of available cash from operating activities is its U.S. Operations. As indicated in note 6, the U.S. operations have suffered a net loss of approximately $278,000 for the three-month period ended March 31, 2003, and may continue to have net losses in the

AVIVA PETROLEUM INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited) (continued)

foreseeable future. Moreover, as described in note 5, the U.S. properties have experienced operational difficulties resulting in the incurrence of significant costs by the Company.

Accordingly, if distributions from Argosy do not resume and the Company is not able to generate additional cash from investing or financing activities, the Company’s liquidity will continue to deteriorate. These factors raise substantial doubt concerning the ability of the Company to continue operating as a going concern.

Management of the Company is continuing its efforts to raise additional capital through equity issues, issuance of debt, sales of assets and farmout of prospects. It has become clear, however, that the Company’s ability to raise additional capital will be dependent upon the drilling results of the Inchiyaco well, a matter that is beyond the control of management. The Inchiyaco #1 well in Colombia commenced drilling on May 1, 2003 and currently is at a depth of 5,400 feet compared with a target depth of 7,800 feet. Target depth for this well is expected to be achieved on or about May 31, 2003. See note 5.

3.	Property and Equipment

Internal general and administrative costs directly associated with oil and gas property acquisition, exploration and development activities have been capitalized in accordance with the accounting policies of the Company. Such costs totaled $24,000 for the three months ended March 31, 2003 and $18,000 for the three months ended March 31, 2002.

Unevaluated oil and gas properties totaling $297,000 and $246,000 at March 31, 2003 and December 31, 2002, respectively, have been excluded from costs subject to depletion.

4.	Asset Retirement Obligation

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) 143, Accounting for Asset Retirement Obligations. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset. The Company currently has legal obligations to plug and abandon wells at the end of the assets’ useful lives.

SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. Upon adoption of this statement on January 1, 2003, the Company recorded a cumulative effect accounting adjustment of $158,000.

The following table describes the changes in the Company’s asset retirement obligations for the first quarter of 2003 (in thousands):

Asset retirement obligation at January 1, 2003	$893
Accretion expense	27

Asset retirement obligation at March 31, 2003	$920

AVIVA PETROLEUM INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited) (continued)

The following table summarizes the pro forma net income and earnings per share for the three months ended March 31, 2002 for the change in accounting principle had it been implemented on January 1, 2002:

1st Quarter 2002 (in thousands, except per share data)
Net loss:
As reported	$(100)
Pro forma	$(124)
Basic and diluted net loss per share—reported	$(0.00)
Basic and diluted net loss per share—pro forma	$(0.00)

In addition, on a pro forma basis as required by SFAS No. 143, had we adopted the provisions of SFAS No. 143 on January 1, 2002, the amount of the asset retirement obligation would have been as follows:

Pro Forma Asset Retirement Obligation (In thousands)
January 1, 2002	$797
March 31, 2002	$822
December 31, 2002	$893

5.	Commitments and Contingencies

On January 30, 2003, the Company’s gas well that supplies fuel gas for the Breton Sound field ceased producing and production from the field was suspended. The Company reviewed the possibility of recompleting an existing oil well into a gas zone capable of producing the necessary gas required to bring the field back onto production. This option, however, was determined to be economically unjustified. Accordingly, the Company secured a gas supply from a gas distribution company, necessitating a gas outlet at the Company’s gas platform. This requires the Company to install a “buy-back” meter and make other improvements to the Company’s gas platform. As of March 31, 2003, the Company had incurred $137,000 for these improvements. An additional $63,000 was incurred during April and May 2003 and will be recorded as additions to property, plant and equipment in the quarter ended June 30, 2003. It is estimated that the meter will be installed and operable in late May 2003.

The Company has continuously conducted operations in order to restore production at Breton Sound field, including certain upgrades to the Company’s facilities, and was able to produce the field for approximately two days during April 2003. The Company believes that the leases have been properly maintained pursuant to the terms of the leases.

The Company is also engaged in ongoing operations in Colombia. The obligations under the Santana contract have been met; however, Argosy plans to recomplete certain existing wells and engage in various other projects. The first of these recompletions is scheduled during 2004, and the majority of the remaining recompletions are scheduled during 2005. The Company’s share of the estimated future costs of these activities is approximately $0.2 million at March 31, 2003.

AVIVA PETROLEUM INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited) (continued)

The contract obligations of the Rio Magdalena contract require Argosy and its co-owner to perform 40 kilometers of 2D seismic during the initial 18-month exploration phase of the contract. The Company’s current share of the estimated future costs of this phase is approximately $0.1 million at March 31, 2003. Additional exploratory expenditures will be required should Argosy decide to enter into the second phase of the contract.

The Company expects to fund its share of the cost of the recompletions on the Santana contract and the seismic commitments on the Rio Magdalena contract using existing cash in Colombia and cash provided from Colombian operations. Any substantial increase in the amount of the above referenced expenditures could adversely affect the Company’s ability to fund these activities. Risks that could adversely affect funding of such activities include, among others, delays in obtaining any required environmental permits, cost overruns, failure to produce existing reserves as projected or a decline in the sales price of oil. Depending on the results of future exploration and development activities, substantial expenditures that have not been included in the Company’s projections may be required.

The obligations of the Guayuyaco contract (signed August 2, 2002) require Argosy to drill one exploratory well during the initial 12-month exploration phase of the contract. Upon completion of the initial exploration phase, Argosy may relinquish the contract or proceed to the following 18-month exploration phase, under which Argosy will be obligated to drill a second exploratory well. Argosy has involved industry and service company partners to reduce the cost exposure of the first exploratory well. This well, the Inchiyaco #1, is a 7,800 foot exploration test of the Villeta U, T, N and Caballos sands in the Inchiyaco structure approximately 500 meters east of the Mary field. Drilling of the Inchiyaco #1 commenced on May 1, 2003.

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

Activities of the Company with respect to the exploration, development and production of oil and natural gas are subject to stringent foreign, federal, state and local environmental laws and regulations, including the Oil Pollution Act of 1990, the Outer Continental Shelf Lands Act, the Federal Water Pollution Control Act, the Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation, and Liability Act. Such laws and

AVIVA PETROLEUM INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited) (continued)

regulations have increased the cost of planning, designing, drilling, operating and abandoning wells. In most instances, the statutory and regulatory requirements relate to air and water pollution control procedures and the handling and disposal of drilling and production wastes. Although the Company believes that compliance with environmental laws and regulations will not have a material adverse effect on the Company’s future operations or earnings, risks of substantial costs and liabilities are inherent in oil and gas operations and there can be no assurance that significant costs and liabilities, including administrative, civil or criminal penalties for violations of environmental laws and regulations, will not be incurred. Moreover, it is possible that other developments, such as stricter environmental laws and regulations or claims for damages to property or persons resulting from the Company’s operations, could result in substantial costs and liabilities. For additional discussions on the applicability of environmental laws and regulations and other risks that may affect the Company’s operations, see the Company’s latest annual report on Form 10-K.

In “Terrebonne Parish School Board v. Quintana Petroleum Corporation, et al.,” Case No. 00-0443, Sect. T (2) in the United States District Court for the Eastern District of Louisiana, the Terrebonne Parish School Board, also referred to as the “Board,” has sued various oil and gas companies, including the Company, alleging that they dredged canals and moved equipment across Board property for the purpose of developing the minerals thereunder, but subsequently failed to restore the surface of the property, thus causing erosion to Louisiana coastal wetlands. The Company’s involvement, as a successor to Jackson Exploration, Inc., with respect to any such Board property was brief, and records from the period are scarce. This lawsuit was stayed by this District Court pending resolution of an appeal made to the United States Court of Appeals for the Fifth Circuit of an unrelated case in which this same District Court granted summary judgment to the defendants for the same type of claims being made in this lawsuit because such claims were barred by Louisiana’s limitation doctrine. On November 13, 2002, the United States Court of Appeals for the Fifth Circuit upheld that ruling made in the unrelated case, finding that the limitations period was not tolled, and that the plaintiff’s failure to take action after knowing of the erosion as early as 1995 was “tantamount to willful neglect.” The appellate court also rejected the theory that the alleged tort was a “continuing tort.” In the current lawsuit involving Aviva, the plaintiff recently moved the court to place the proceedings back on the court’s active docket. Given the Fifth Circuit’s rejection of the plaintiff’s claims in the unrelated case, however, management of Aviva believes there is a reasonable possibility that this lawsuit may be dismissed on limitations grounds. Accordingly, management does not expect this lawsuit to have a materially adverse effect on the Company’s results of operations or financial condition.

There are no other legal proceedings to which the Company is a party or to which its properties are subject which are, in the opinion of management, likely to have a material adverse effect on the Company’s results of operations or financial condition.

AVIVA PETROLEUM INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited) (continued)

6.	Segment Information

The following is a summary of segment information of the Company as of and for the three-month periods ended March 31, 2003 and 2002 (in thousands):

	United States	Colombia	Total
2003
Revenue – oil and gas sales	$98	$357	$455

Expense:
Production	235	84	319
Depreciation, depletion and amortization	41	24	65
General and administrative	241	24	265

	517	132	649

Interest and other income (expense), net	2	22	24
Interest expense	(1)	—	(1)

Earnings (loss) before income taxes and cumulative effect of accounting change	(418)	247	(171)
Income taxes	—	(25)	(25)

Earnings (loss) before cumulative effect of accounting change	(418)	222	(196)

Cumulative effect to January 1, 2003 of change in accounting for asset retirement obligations	140	18	158

Net earnings (loss)	$(278)	$240	$(38)

Total assets	$779	$2,233	$3,012

2002
Revenue:
Oil and gas sales	$107	$256	$363
Service fees	97	—	97

	204	256	460

Expense:
Production	144	123	267
Depreciation, depletion and amortization	38	24	62
General and administrative	229	38	267

	411	185	596

Interest and other income (expense), net	23	30	53
Interest expense	—	—	—

Earnings (loss) before income taxes	(184)	101	(83)
Income taxes	—	(17)	(17)

Net earnings (loss)	$(184)	$84	$(100)

Total assets	$1,583	$1,394	$2,977

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Three Months Ended March 31, 2003 compared to Three Months Ended March 31, 2002

	United States		Colombia Oil	Total
	Oil	Gas
	(Thousands)

Oil and gas sales – 2002	$96	$11	$256	$363

Volume variance	(55)	(4)	(46)	(105)

Price variance	24	8	147	179

Other	15	3	—	18

Oil and gas sales – 2003	$80	$18	$357	$455

Colombian oil volumes were 13,000 barrels in the first quarter of 2003, a decrease of 3,000 barrels as compared to the first quarter of 2002. Such decrease resulted primarily from normal production declines.

U.S. oil volumes were 2,000 barrels in 2003, down approximately 3,000 barrels from 2002. Such decrease is due to the Company’s Breton Sound 31 field being shut-in for approximately two months during the first quarter of 2003 as a result of the loss of the Company’s gas well that supplies fuel gas for the field (see note 5 to the condensed consolidated financial statements). U.S. gas volumes were 3,000 thousand cubic feet (MCF) in 2003, down 2,000 MCF from 2002, due to the aforementioned loss of the Company’s gas well.

Colombian oil prices averaged $27.84 per barrel during the first quarter of 2003. The average price for the same period of 2002 was $16.37 per barrel. The Company’s average U.S. oil price increased to $30.08 per barrel in 2003, up from $19.17 per barrel in 2002. U.S. gas prices averaged $4.97 per MCF in 2003 compared to $2.34 per MCF in 2002.

Operating costs increased approximately 19%, or $52,000, primarily as a result of an increase in operating costs in the U.S. Such increase is mainly due to attempts to restore production of the aforementioned gas well and repairs at the Breton Sound 31 facilities (see note 5 to the condensed consolidated financial statements).

Effective January 1, 2003, the Company recorded $158,000 to reflect the cumulative effect of the change in accounting for asset retirement obligations (see note 4 to the condensed consolidated financial statements).

Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations which the Company adopted in the first quarter of 2003 (see note 4 to the condensed consolidated financial statements). SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections which the Company adopted effective January 1, 2003. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 are to be applied in fiscal years beginning after May 15, 2002. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS No. 145 did not have a material effect on the Company’s financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities which the Company adopted effective January 1, 2003. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on the Company’s financial statements.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and did not have a material effect on the Company’s financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. The adoption of SFAS No. 148 did not have a material effect on the Company’s financial statements.

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

Liquidity and Capital Resources

Available Cash.

As indicated in note 2 to the condensed consolidated financial statements, Argosy is required by the Guayuyaco contract to drill an exploratory well by October 2003 and has since June 2002 accumulated all excess cash in Colombia from current product sales. At March 31, 2003, the Company’s restricted cash and cash equivalents in Colombia amounted to $680,000 and only $494,000 was held in the United States and was available for U.S. operations.

The Company’s only source of available cash from operating activities is its U.S. Operations. As indicated in note 6 to the condensed consolidated financial statements, the U.S. operations have suffered a net loss of approximately $278,000 for the three-month period ended March 31, 2003, and may continue to have net losses in the foreseeable future. Moreover, as described in note 5 to the condensed consolidated financial statements, the U.S. properties have experienced operational difficulties resulting in the expenditure of significant costs by the Company.

Accordingly, if distributions from Argosy do not resume and the Company is not able to generate additional cash from investing or financing activities, the Company’s liquidity will continue to deteriorate. These factors raise substantial doubt concerning the ability of the Company to continue operating as a going concern.

Management of the Company is continuing its efforts to raise additional capital through equity issues, issuance of debt, sales of assets and farmout of prospects. It has become clear, however, that the Company’s ability to raise additional capital will be dependent upon the drilling results of the Inchiyaco well, a matter that is beyond the control of management. The Inchiyaco #1 well in Colombia commenced drilling on May 1, 2003 and currently is at a depth of 5,400 feet compared with a target depth of 7,800 feet. Target depth for this well is expected to be achieved on or about May 31, 2003. See note 5 to the condensed consolidated financial statements.

Anticipated Expenditures.

Santana Contract. In Colombia, the obligations under the Santana contract have been met; however, Argosy plans to recomplete certain existing wells and engage in various other projects. The first of these recompletions is scheduled during 2004, and the majority of the remaining recompletions are scheduled during 2005. The Company’s share of the estimated future costs of these activities is approximately $0.2 million at March 31, 2003.

Rio Magdalena Contract. The contract obligations of the Rio Magdalena contract require Argosy and its co-owner to perform 40 kilometers of 2D seismic during the initial 18-month exploration phase of the contract. The Company’s current share of the estimated future costs of this phase is approximately $0.1 million at March 31, 2003. Additional expenditures will be required should Argosy decide to enter into the second phase of the contract.

Guayuyaco Contract. As mentioned above, the obligations of the Guayuyaco contract require Argosy to drill one exploratory well during the initial 12-month exploration phase of the contract. Argosy has involved industry and service company partners to reduce the cost exposure of the first exploratory well. Drilling of this well, the Inchiyaco #1, commenced on May 1, 2003. Upon completion of the initial exploration phase, Argosy may relinquish the contract or proceed to the following 18-month exploration phase, under which Argosy will be obligated to drill a second exploratory well.

Failure by Argosy to meet the obligations under the proposed Guayuyaco contract will result in the loss of the proposed contract terms. The existing Santana production and acreage will not be affected. Failure by the Company to fund its share of Argosy’s obligations, assuming Argosy funds the obligation, could result in a decrease in the Company’s ownership interest in Argosy.

Fund Sources.

The Company expects to fund its share of the cost of the recompletions on the Santana contract and the seismic commitments on the Rio Magdalena contract using existing cash in Colombia and cash provided from Colombian operations. Risks that could adversely affect funding of such activities include, among others, delays in obtaining any required environmental permits, failure to produce existing reserves as projected or a decline in the sales price of oil. Depending on the results of future exploration and development activities, substantial expenditures that have not been included in the Company’s projections may be required.

Additional Risks.

Guerrilla Activities. During 1998, leftist Colombian guerrillas inflicted significant damage on Argosy’s oil processing and storage facilities. Since that time Argosy has been subject to lesser attacks on its pipelines and equipment resulting in only minor interruptions of oil sales. The Colombian army guards the Company’s operations; however, there can be no assurance that such operations will not be the target of additional guerrilla attacks in the future. The damages resulting from the above referenced attacks were covered by insurance. During 2001 the cost of such insurance became prohibitively high and, accordingly, Argosy has elected to no longer maintain terrorism insurance.

Foreign Exchange. Under the terms of the contracts with Ecopetrol, a minimum of 25% of all revenues from oil sold to Ecopetrol is paid in Colombian pesos which may only be utilized in Colombia. To date, the Company has experienced no difficulty in repatriating the remaining 75% of such payments, which are payable in U.S. dollars.

Environmental Matters. Activities of the Company with respect to the exploration, development and production of oil and natural gas are subject to stringent foreign, federal, state and local environmental laws and regulations, including the Oil Pollution Act of 1990, the Outer Continental Shelf Lands Act, the Federal Water Pollution Control Act, the Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation, and Liability Act. Such laws and regulations have increased the cost of planning, designing, drilling, operating and abandoning wells. In most instances, the statutory and regulatory requirements relate to air and water pollution control procedures and the handling and disposal of drilling and production wastes. Although the Company believes that compliance with environmental laws and regulations will not have a material adverse effect on the Company’s future operations or earnings, risks of substantial costs and liabilities are inherent in oil and gas operations and there can be no assurance that significant costs and liabilities, including civil or criminal penalties for violations of environmental laws and regulations, will not be incurred. Moreover, it is possible that other developments, such as stricter environmental laws and regulations or claims for damages to property or persons resulting from the Company’s operations, could result in substantial costs and liabilities. For additional discussions on the applicability of environmental laws and regulations and other risks that may affect the Company’s operations, see the Company’s latest annual report on Form 10-K.

Forward Looking Statements

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

Within the 90 days prior to the date of this report, the company carried out an evaluation, under the supervision and with participation of the Company’s management, consisting of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filing.

(b)	Changes in internal controls.

No significant changes were made to the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were any corrective actions with respect to significant deficiencies and material weaknesses necessary subsequent to that date.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to the information regarding legal proceedings included under note 5 of the notes to condensed consolidated financial statements which is incorporated by reference in this item.

Item 5. Other Information

On April 14, 2003, the Company filed a preliminary proxy statement (the “Preliminary Proxy Statement”) with the U.S. Securities and Exchange Commission (“SEC”) in connection with a proposed special meeting of shareholders to consider a share consolidation of one (1) new share for each 5,000 shares currently outstanding. In addition, the Company filed a Schedule 13E-3 relating to the proposed consolidation, which if approved by shareholders, enables the Company to go private.

The Company has been informed that the SEC is conducting a full review of the Company’s Preliminary Proxy Statement. Following such review and any resulting revisions to the Preliminary Proxy Statement, the Company will determine the record date and meeting date for the special meeting of shareholders, file a definitive proxy statement with the SEC, and mail the proxy materials to all shareholders.

For additional information concerning the proposed share consolidation, please refer to the Preliminary Proxy Statement as filed with the SEC.

Item 6. Exhibits and Reports on Form 8-K

a)    Exhibits

*	*99.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350).

*	*99.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350).

** Filed herewith

b)    Reports on Form 8-K

The Company did not file any Current Reports on Form 8-K during or subsequent to the end of the first quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVIVA PETROLEUM INC.

Date: May 16, 2003	/s/ Ronald Suttill
Ronald Suttill President and Chief Executive Officer

/s/ James L. Busby
James L. Busby Secretary, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Ronald Suttill, President and Chief Executive Officer of Aviva Petroleum Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Aviva Petroleum Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 16, 2003

/s/ Ronald Suttill

Ronald Suttill

President and

Chief Executive Officer

I, James L. Busby, Secretary, Treasurer and Chief Financial Officer of Aviva Petroleum Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Aviva Petroleum Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 16, 2003

/s/ James L. Busby

James L. Busby

Secretary, Treasurer and

Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

**99.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350).

**99.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350).

**	Filed herewith